Form 10QSB
period 2007-03-31
Pro Financial Holdings Inc
filed 2007-05-15
CIK 1392445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-141191

PRO FINANCIAL HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	20-4625845
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

536 North Monroe Street, Tallahassee, Florida	32301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (850) 383-8107

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share: None at May 15, 2007

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PRO FINANCIAL HOLDINGS, INC.

PRO FINANCIAL HOLDINGS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

	At	At
	March 31,	December 31,
	2007	2006
		(unaudited)
Assets:
Cash	$314,500	$31,138
Investments	325,000	325,000
Furniture and equipment	43,481	17,626
Other assets	8,557	8,839
	$691,538	$382,603

Liabilities:
Accounts payable	1,325	1,810
Accrued expenses	-	9,697
Notes payable	605,950	508,208
	607,275	519,715

Stockholders equity/deficit:
Preferred stock; par value $0.01:
Authorized: 1,000,000 shares
Issued and outstanding: 1,000	450,000	100,000
Common stock; $.01 par value:
Authorized: 9,000,000 shares
Issued and outstanding: none issued or outstanding	-	-
Accumulated deficit	(365,737)	(237,112)
Total equity	84,263	(237,112)
Total Liabilities & Equity	$691,538	$382,603

The accompanying notes are an integral part of these financial statements.

PRO FINANCIAL HOLDINGS, INC. AND SUBSIDARY

Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Organizational expenses	$128,625	*

Net loss	$128,625	*

* Immaterial as the Company was formed on March 29, 2006.

See accompanying Notes to Condensed Consolidated Financial Statements.

PRO FINANCIAL HOLDINGS, INC.

Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2007 and Period from
March 29, 2006 (Date of Incorporation) to December 31, 2006

	Preferred Stock	Accumulated Deficit	Total Stockholders’ Equity
Issuance of preferred stock	$100,000		$	$ 100,000
Net loss accumulated during the Development state		(237,112)		(237,112)
Balance, December 31, 2006	$100,000	$(237,112)		$(137,112)
Net Loss		(128,625)		(110,625)
Issuance of preferred stock	350,000	-		350,000
Balance, March 31, 2007	$450,000	$(365,737)		$84,263

See accompanying Notes to Condensed Consolidated Financial Statements.

PRO FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2007	2006*
Cash flows used in organizational activities during
the development stage:
Net loss	$(128,625)	$-
Decrease in other assets	202	-
Decrease in accrued expenses	(9,697)	-
Decrease in accounts payable	(485)	-
Cash flows used in organizational activities during
the current period	(138,525)	-

Cash flows used in investing activities:
Purchase of furniture and equipment	(25,855)	-

Cash flows used in investing activities	(25,855)	-

Cash flows from financing activities:
Notes payable	100,000	-
Principal reduction of notes payable	(2,258)	-
Issuance of preferred stock	350,000	-
Cash flows provided by financing activities	447,742	-
Net increase in cash	283,362	-
Cash at beginning of period	31,138	-
Cash at end of period	$314,500	$-

* Immaterial as the Company was formed on March 29, 2006

See accompanying Notes to Condensed Consolidated Financial Statements.

PRO FINANCIAL HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, including Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Corporation as of March 31, 2007 and December 31, 2006, and the results of operations and cash flows for the three month periods ended March 31, 2007 and 2006.

The Corporation follows accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. The principles that materially affect its financial position, results of operations and cash flows are set forth in the Notes to Financial Statements which are included in the Corporation’s Registration Statement Form SB-2 as of December 31, 2006.

2.	INVESTMENTS

The Corporation owns a 20.3% equity investment in Moon Building Investors, LLC. The equity method of accounting is used for this investment since the Corporation does not own a controlling interest. Moon Building Investors, LLC owns a building that is leased to the Corporation under a lease that is effective January 1, 2007, as described in Note 4.

3.	NOTES PAYABLE

At December 31, 2006, the Corporation had unsecured lines of credit available from banks totaling $950,000, with interest at the prime rate minus 1%. Amounts drawn on these lines totaled $602,188 at March 31, 2007 and $502,188 at December 31, 2006. The outstanding draws are due $277,188 on September 21, 2007 and $325,000 on October 6, 2007.

4.	CAPITAL STOCK

Common Stock

Our Charter authorizes us to issue 9,000,000 shares of one class of common stock, par value $.01 per share. Each share of common stock shall have the same relative rights and be identical in all respects with every other share of common stock. The holders of common stock are entitled to elect the members of the Board of Directors of the Corporation and such holders are entitled to vote as a class on all matters required or permitted to be submitted to the shareholders of the Corporation. Each holder of common stock is entitled to one vote per share. No holder of any class of stock has preemptive rights with respect to the issuance of shares of that or any other class of stock, and the holders of common stock are not entitled to cumulative voting rights with respect to the election of directors. As of March 31, 2007, there were no shares of common stock issued or outstanding.

PRO FINANCIAL HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Preferred Stock

The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of 1,000,000 shares of preferred stock in series, and by filing a preferred stock designation certificate pursuant to the applicable laws of the State of Florida, to establish from time to time the number of shares to be included in each such series and to fix the stated value, designation, powers, preferences, and right of the share of each such series and any qualifications, limitations, or restrictions thereof. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority of the common stock, without a vote of the holders of the preferred stock, or of any series thereof, unless a vote of any such holders is required pursuant to the terms of any preferred stock designation certificate.

The board of directors has established 5,000 shares of Series A Preferred Stock, $0.01 par value (hereinafter referred to as “Series A Preferred Stock”) which ranks superior to the common stock of the Corporation with respect to the payment of dividends and the distribution of assets. On March 31, 2007 the Corporation had issued 4,500 shares of the Series A Preferred Stock in exchange for cash.

5. INCOME TAXES

The Corporation has incurred $365,737 in organization expenses and start up costs. The Internal Revenue Code requires amortization of these expenses over 180 months. This will result in a temporary difference in the timing of when these expenses are recognized for income tax purposes and when they are recognized for financial reporting. The future deductions for income tax purposes result in a deferred tax asset of $128,000 that has been eliminated with a valuation allowance.

The valuation allowance represents the amount of tax benefits related to future deductions for amortization of organization expenses and start up costs. Management believes that it is more likely than not, at this time, that these income tax benefits will not be realized since realization is contingent upon the successful organization and operation of the proposed subsidiary bank.

PRO FINANCIAL HOLDINGS, INC.

Review by Independent Registered Public Accounting Firm

James D.A. Holley & Co., P.A., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Item 310(b) of Regulation S-B is included herein.

Report of Independent Registered Public Accounting Firm

Pro Financial Holdings, Inc.
Tallahassee, Florida:

We have reviewed the accompanying balance sheet of Pro Financial Holdings, Inc. (the “Company”) as of March 31, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ James D.A. Holley & Co., P.A.

James D.A. Holley & Company., P.A.
Tallahassee, Florida
May 15, 2007

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

We are still in the development stage, and will remain in that state until our offering is completed. We have funded our start-up and organization costs through the proceeds from preferred stock which has been issued to our directors and from draws on our credit line. We have entered into lease agreements for both of our proposed office locations on behalf of ProBank.

As of March 31, 2007, we have incurred an accumulated deficit of $365,737. These funds have been spent on salaries, equipment, legal and accounting fees, application fees and other operating expenses.

In our opinion the net proceeds of $9,690,000 from our minimum offering will satisfy our cash requirements for our first years of operation. It is not anticipated that we will find it necessary to raise additional funds to meet expenditures required to operate our business and ProBank’s business over the next 12 months. All anticipated material expenditures for such period have been identified and provided for out of the proceeds of this offering.

We have obtained a $325,000, unsecured loan from The Bankers Bank [Georgia], in order to purchase approximately 20.3% of the ownership interest in the limited liability company that owns our headquarters building. We have also obtained a $625,000 line of credit from the Georgia Bankers Bank. We have drawn on this line to fund additional organizational expenses, and will utilize this line to fund future expenses during the offering. We anticipate that this line of credit will provide us with the necessary liquidity to continue our organizational and pre-opening activities until we complete the offering. The balance outstanding on this line of credit was $280,950.

We expect that at least two months will elapse between the sale of the units in the offering and the time the bank will be ready to begin operations. If all required approvals are received, we believe that we will be ready to open for business during July of 2007. There could, however, be delays in the capital raising process, in the completion of the remodeling of our facilities, or in other preparations needed for us to begin operations. For that reason, we cannot accurately predict when we will open for business, and it could be several months beyond any projected opening date before we are able to begin operating. Delays would result in increases in organizing and pre-opening expenses.

PRO FINANCIAL HOLDINGS, INC.

Item 3. Controls and Procedures

a.
Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As required by Rule 13a-15(b) under the Exchange Act, our Chief Executive Officer who is also our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures, as of March 31, 2007 were effective.

b.
Changes in internal controls. The Company made no changes in its internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or which is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which Pro Financial Holdings, Inc. is a party or to which any of their property is subject.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On March 31, 2007 eleven of the Company’s directors each purchased an additional 30 shares and one director purchased 20 shares of the Company’s Series A Preferred stock for $100 per share, for a total purchase price of $350,000. The proceeds of the shares have been used to continue funding the Company’s organizational efforts. All of these shares will be redeemed prior to the bank commencing business operations.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

PRO FINANCIAL HOLDINGS, INC.

Item 6. Exhibits

Exhibits marked with an (a) were filed in the Company’s Registration Statement SEC File No. 333-141191, filed with the Securities and Exchange Commission on March 9, 2007.

Exhibit No.	Description of Exhibit

3.1	(a) Articles of Incorporation
3.2	(a) Bylaws
4.1	(a) Specimen Common Stock Certificate
4.2	(a) Form of Warrant Plan
4.3	(a) Specimen Warrant Certificate
10.1	(a) Form of Employment Agreement with B. Bryan Robinson
10.2	(a) Form of 2007 Employee Stock Option Plan
10.3	(a) Form of 2007 Director Stock Option Plan
10.4	(a) Copy of Main Office Lease
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Principal Accounting Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Principal Accounting Officer

PRO FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15 2007

PRO FINANCIAL HOLDINGS, INC.

By:	/s/ B. Bryan Robinson
Name:	B. Bryan Robinson President and
Principal Accounting Officer