Form 10QSB
period 2007-06-30
Pro Financial Holdings Inc
filed 2007-08-15
CIK 1392445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-141191

PRO FINANCIAL HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	20-4625845
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

536 North Monroe Street, Tallahassee, Florida	32301
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code (850) 383-8107

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share: None at May 15, 2007

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PRO FINANCIAL HOLDINGS, INC.

PRO FINANCIAL HOLDINGS, INC.
(A Development Stage Company)
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

	At June 30, 2007	At December 31, 2006
	(unaudited)
Assets:
Cash	$13,512	$31,138
Investments	325,000	325,000
Furniture and equipment	488,671	17,626
Other assets	55,019	8,839
	$882,202	$382,603
Liabilities:
Accounts payable	$147,321	$1,810
Accrued expenses	7,800	9,697
Notes payable	1,001,505	508,208
	1,156,626	519,715
Stockholders equity/deficit:
Preferred stock; no par value:
Authorized: 1,000,000 shares	450,000	100,000
Common stock; $.01 par value:
Authorized: 9,000,000 shares
Issued and outstanding: none issued or outstanding
Accumulated deficit	(724,424)	(237,112)
Total equity	(274,424)	(137,112)
Total Liabilities & Equity	$882,202	$382,603

See accompanying Notes to Condensed Consolidated Financial Statements.

PRO FINANCIAL HOLDINGS, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
Other income	$6,411	$		$6,411	$
Organizational expenses:
Legal and professional	28,980		20,228	31,846		20,228
Salaries and benefits	227,093			296,535
Consulting			23,849			23,849
Occupancy	43,360			71,880
Travel and meetings	12,217		2,787	21,656		2,787
Interest	16,461		114	20,245		114
Dues and subscriptions	6,241			9,118
Office expense	16,812		1,240	17,785		1,240
Communications	5,780		302	7,444		302
Other	8,154		85	17,214		85
	365,098		48,605	493,723		48,605
Net loss	$(358,687)		$(48,605)	$(487,312)		$(48,605)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRO FINANCIAL HOLDINGS, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2007 and Period from
March 29, 2006 (Date of Incorporation) to December 31, 2006

	Preferred Stock	Accumulated Deficit	Total Stockholders’ Equity
Issuance of preferred stock	$100,000	$$100,000
Net loss accumulated during the Development state		(237,112)	(237,112)
Balance, December 31, 2006	$100,000	$(237,112)	$(137,112
Net loss		(487,312)	(487,312)
Issuance of preferred stock	350,000		350,000
	$450,000	$(724,424)	$274,424

See accompanying Notes to Condensed Consolidated Financial Statements.

PRO FINANCIAL HOLDINGS, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows used in organizational activities during the development stage:
Net loss	$(487,312)	$(48,605)
Changes in:
Other assets	(46,180)
Accrued expenses	(1,897)
Accounts payable	145,511
Cash flows used in organizational activities during the current period	(389,878)	(48,605)
Cash flows used in investing activities:
Purchase of furniture and equipment	(471,045)	(12,485)
Cash flows used in investing activities	(471,045)	(12,485)
Cash flows from financing activities:
Notes payable	497,812	11,645
Principal reduction of notes payable	(4,515)	(1,110)
Issuance of preferred stock	350,000	100,000
Cash flows provided by financing activities	843,297	110,535
Net increase in cash	(17,626)	49,445
Cash at beginning of period	31,138	-
Cash at end of period	$13,512	$49,445

See accompanying Notes to Condensed Consolidated Financial Statements.

PRO FINANCIAL HOLDINGS, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION
The consolidated financial statements included herein have been prepared by the Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, including Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Corporation as of June 30, 2007 and December 31, 2006, and the results of operations and cash flows for the three month and six month periods ended June 30, 2007 and 2006.

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
The Corporation owns a 20.3% equity investment in Moon Building Investors, LLC. The equity method of accounting is used for this investment since the Corporation does not own a controlling interest. Moon Building Investors, LLC owns a building that is leased to the Corporation under a lease that is effective January 1, 2007.

3.	NOTES PAYABLE
At June 30, 2007, the Corporation had unsecured lines of credit available from banks totaling $1,000,000 with interest at the prime rate minus 1%. Amounts drawn on these lines totaled $1,000,000 at June 30, 2007 and $502,188 at December 31, 2006. The outstanding draws are due $675,000 on September 21, 2007 and $325,000 on October 6, 2007.

4.	CAPITAL STOCK

Common Stock
Our Charter authorizes us to issue 9,000,000 shares of one class of common stock, par value $.01 per share. Each share of common stock shall have the same relative rights and be identical in all respects with every other share of common stock. The holders of common stock are entitled to elect the members of the Board of Directors of the Corporation and such holders are entitled to vote as a class on all matters required or permitted to be submitted to the shareholders of the Corporation. Each holder of common stock is entitled to one vote per share. No holder of any class of stock has preemptive rights with respect to the issuance of shares of that or any other class of stock, and the holders of common stock are not entitled to cumulative voting rights with respect to the election of directors. As of June 30, 2007, there were no shares of common stock issued or outstanding.

PRO FINANCIAL HOLDINGS, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Preferred Stock
The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of 1,000,000 shares of preferred stock in series, and by filing a preferred stock designation certificate pursuant to the applicable laws of the State of Florida, to establish from time to time the number of shares to be included in each such series and to fix the stated value, designation, powers, preferences, and right of the share of each such series and any qualification, limitations, or restrictions thereof. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority of the common stock, without a vote of the holders of the preferred stock, or of any series thereof, unless a vote of any such holders is required pursuant to the terms of any preferred stock designation certificate.

The board of directors has established 5,000 shares of Series A Preferred Stock, $0.01 par value (hereinafter referred to as “Series A Preferred Stock”) which ranks superior to the common stock of the Corporation with respect to the payment of dividends and the distribution of assets. On June 30, 2007, the Corporation had issued 4,500 shares of the Series A Preferred Stock in exchange for cash.

5.	INCOME TAXES
The Corporation has incurred $730,835 in organization expenses and start up costs. The Internal Revenue Code requires amortization of these expenses over 180 months. This will result in a temporary difference in the timing of when these expenses are recognized for income tax purposes and when they are recognized for financial reporting. The future deductions for income tax purposes result in a deferred tax asset of $279,000 that has been eliminated with a valuation allowance.

The valuation allowance represents the amount of tax benefits related to future deductions for amortization of organization expenses and start up costs. Management believes that it is more likely than not, at this time, that these income tax benefits will not be realized since realization is contingent upon the successful organization and operation of the proposed subsidiary bank.

6.	SUBSEQUENT EVENT
Subsequent to June 30, 2007, the Corporation reached the minimum offering of $9,750,000, whereupon the funds held in escrow were transferred to the Corporation’s operating account. It is anticipated that the maximum offering of $15,000,000 will be reached and that operations of the subsidiary bank will commence in early September.

7.	DEVELOPMENT STAGE OPERATIONS
Development stage operations from March 29, 2006, include income of $6,411 and organization and startup costs of $730,835, resulting in a deficit of $724,424.

PRO FINANCIAL HOLDINGS, INC.
(A Development Stage Company)
Review by Independent Registered Public Accounting Firm

James D. A. Holley & Co., P.A., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2007, and for the three-month periods ended June 30, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Item 310(b) of Regulation S-B is included herein.

Report of Independent Registered Public Accounting Firm

Pro Financial Holdings, Inc.
Tallahassee, Florida

We have reviewed the accompanying balance sheet of Pro Financial Holdings, Inc. (the “Company”) as of June 30, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the three-month and six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards fo the Public Company accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (Untied States), the balance sheet as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ James D. A. Holley & Co., P.A.

James D. A. Holley & Co., P.A.
Tallahassee, Florida
June 14, 2007

Item 2. Management’s Discussion And Analysis Of Financial
Condition And Results Of Operations

We are still in the development stage, and will remain in that state until our proposed bank subsidiary has commenced operations. We have funded our start-up and organization costs through the proceeds from preferred stock which has been issued to our directors and from draws on our credit line. We have entered into lease agreements for both of our proposed office locations on behalf of ProBank.

As of June 30, 2007, we have incurred an accumulated deficit of $724,424. These funds have been spent on salaries, equipment, legal and accounting fees, application fees and other operating expenses.

As of August 13, 2007 we have sold 1,100,390 shares of our common stock, which exceeds the minimum number of shares we had to sell in our offering, which was 975,000 shares. We transferred the funds held in the escrow account to our operating account on August, 7, 2007. In our opinion the net proceeds of approximately $10,944,000 from our offering proceeds to date will satisfy our cash requirements for our first years of operation. It is not anticipated that we will find it necessary to raise additional funds to meet expenditures required to operate our business and ProBank’s business over the next 12 months. All anticipated material expenditures for such period have been identified and provided for out of the proceeds of our offering. We expect to continue our offering until either Friday September 28, 2007 or we sell the maximum number of units whichever comes first.

We have obtained a $325,000, unsecured loan from The Bankers Bank [Georgia], in order to purchase approximately 20.3% of the ownership interest in the limited liability company that owns our headquarters building. We have also obtained a $1,000,000 line of credit from the Georgia Bankers Bank. We have drawn on this line to fund additional organizational expenses. At June 30, 2007 the balance outstanding on this line of credit was $676,505. On August 7, 2007 we repaid both loans from the proceeds of the offering. On August 10, 2007 we redeemed all of our outstanding preferred stock using a portion of our offering proceeds to do so. In addition, we have purchased 990,000 shares of common stock in ProBank, our proposed banking subsidiary.

If all required approvals are received, we believe that ProBank will be ready to open for business during early September, 2007. There could, however, be delays in the pre-opening regulatory examination process, the completion of the remodeling of our facilities, or in other preparations needed for us to begin operations. For that reason, we cannot accurately predict when we will open for business, and it could be several days beyond any projected opening date before we are able to begin operating. Such delays would result in increases in organizing and pre-opening expenses.

PRO FINANCIAL HOLDINGS, INC.

Item 3. Controls and Procedures

a.
Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As required by Rule 13a-15(b) under the Exchange Act, our Chief Executive Officer who is also our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures, as of June 30, 2007 were effective.

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

None

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

PRO FINANCIAL HOLDINGS, INC.

Item 6. Exhibits

Exhibits marked with an (a) were filed in the Company's Registration Statement SEC File No. 333-141191, filed with the Securities and Exchange Commission on March 9, 2007.

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

Date: August 14, 2007

PRO FINANCIAL HOLDINGS, INC.

By:	/s/ B. Bryan Robinson
Name:	B. Bryan Robinson President and
Principal Accounting Officer