Form 10QSB
period 2007-09-30
Pro Financial Holdings Inc
filed 2007-11-14
CIK 1392445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to

Commission file number 333-141191

PRO FINANCIAL HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	20-4625845
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

536 North Monroe Street, Tallahassee, Florida	32301
(Address of Principal Executive Offices)	(Zip Code)

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

Common stock, par value $.01 per share: 1,334,840 at November 13, 2007

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PRO FINANCIAL HOLDINGS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRO FINANCIAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	At	At
	September 30,	December 31,
	2007	2006
	(Unaudited)

Assets:
Cash and due from banks	$2,785,434	$31,138
Federal funds sold		11,013,600
Investments	1,633,912	325,000
Loans	74,028
Furniture and equipment	827,414	17,626
Other assets	471,076	8,839
	$16,805,464	$382,603

Liabilities:
Deposits	$4,759,825	$
Accrued expenses and other liabilities	37,274	11,507
Notes payable		508,208
	4,797,099	519,715

Stockholders’ equity/deficit:
Preferred stock; no par value:
Authorized: 1,000,000 shares		100,000
Common stock; $.01 par value:
Authorized: 9,000,000 shares
Issued and outstanding: 1,267,500 shares		12,675
Additional paid-in capital	12,620,632
Accumulated deficit	(624,942)	(237,112)
Total equity	12,008,365	(137,112)
Total liabilities & Equity	$16,805,464	$382,603

PRO FINANCIAL HOLDINGS, INC.
Statements of Operations (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006		2007	2006

Interest income:
Loans	$161	$		$161	$
Federal funds sold	131,517			131,517
	131,678			131,678

Interest expense:
Interest on deposits	7,371			7,371
Interest on other borrowed funds	22,412			33,021

Total interest expense	29,783			40,392

Net interest income	101,895			91,286
Provision for loan losses	940			940
Net interest income after loan losses	100,955			90,346

Other income	67			6,478

Other expenses:
Salaries and employee benefits	220,605			517,140
Occupancy expense	48,364			120,244
Other	99,601		92,479	214,300		141,084
Total other expenses	368,570		92,479	851,684		141,084

Loss before income taxes	(267,548)			(754,860)
Income taxes (benefit)	(367,030)			(367,030)
Net income	$99,482		$(92,479)	$(387,830)		$(141,084)

Basic net loss per share				$(.31)
Basic average common shares outstanding				93,888*

*Common stock issued in September 2007

PRO FINANCIAL HOLDINGS, INC.
Statements of Changes in Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2007 and Period from
March 29, 2006 (Date of Incorporation) to December 31, 2006

		Additional			Total
	Common	Paid-in	Preferred	Accumulated	Stockholders’
	Stock	Capital	Stock	Deficit	Equity

Issuance of preferred stock	$	$	$100,000	$	$100,000
Net loss				(237,112)	(237,112)
Balance, December 31, 2006			100,000	(237,112)	(137,112)
Net loss				(387,830)	(387,830)
Issuance of preferred stock			350,000		350,000
Issuance of common stock	12,675	12,620,632			12,633,307
Retirement of preferred stock			(450,000)		(450,000)
Balance, September 30, 2007	$12,675	$12,620,632	$-	$(624,942)	$12,008,365

PRO FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows used in organizational activities during the development stage and operating activities:
Net loss	$(387,830)	$(141,084)
Changes in:
Other assets	(462,237)	(8,306)
Accrued expenses	25,767	10,554
Cash flows used in organizational and operating activities	(824,300)	(138,836)

Cash flows used in investing activities:
Purchase of furniture and equipment	(809,788)	(12,485)
Purchase of securities	(1,308,912)
Loans made to customers net of principal collections	(74,029)
Cash flows used in investing activities	(2,192,728)	(12,485)

Cash flows from financing activities:
Net increase in deposits	4,759,825
Note payable	1,032,812	58,278
Principal reduction of notes payable		(1,541,020)
Issuance of preferred stock	350,000	120,000
Retirement of preferred stock		(450,000)
Issuance of common stock	12,633,307
Cash provided by financing activities	16,784,924	178,278
Net increase in cash and cash equivalents	13,767,896	26,957
Cash and cash equivalents at beginning of period	31,138	-
Cash and cash equivalents at end of period	$13,799,034	$26,957

PRO FINANCIAL HOLDINGS, INC.
Notes to Condensed Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION
The consolidated financial statements included herein have been prepared by the Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, including Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Corporation as of September 30, 2007 and December 31, 2006, and the results of operations and cash flows for the three month and nine month periods ended September 30, 2007 and 2006.

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

2.  INVESTMENTS
The Corporation has investments of $1,308,912 in available for sale government agency securities which are carried at market value. Market value approximates cost. The Corporation owns a 20.3% equity investment in Moon Building Investors, LLC. The equity method of accounting is used for this investment since the Corporation does not own a controlling interest. Moon Building Investors, LLC owns a building that is leased to the Corporation under a lease that is effective January 21, 2007.

3.  NOTES PAYABLE
At September 30, 2007, the Corporation had unsecured lines of credit available from banks totaling $1,000,000 with interest at the prime rate minus 1%. Amounts drawn on these lines totaled $502,188 at December 31, 2006. Draws on these credit lines were repaid prior to September 30, 2007.

PRO FINANCIAL HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

4.  CAPITAL STOCK

Common Stock
The Corporation’s Charter authorizes it to issue 9,000,000 shares of one class of common stock, par value $.01 per share. Each share of common stock has the same relative rights and is identical in all respects with every other share of common stock. The holders of common stock are entitled to elect the members of the Board of Directors of the Corporation and such holders are entitled to vote as a class on all matters required or permitted to be submitted to the shareholders of the Corporation. Each holder of common stock is entitled to one vote per share. No holder of any class of stock has preemptive rights with respect to the issuance of shares of that or any other class of stock, and the holders of common stock are not entitled to cumulative voting rights with respect to the election of directors. In September 2007, 1,267,500 shares of common stock were issued.

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

The board of directors has established 5,000 shares of Series A Preferred Stock, $0.01 par value (hereinafter referred to as “Series A Preferred Stock”) which ranks superior to the common stock of the Corporation with respect to the payment of dividends and the distribution of assets. On June 30, 2007, the Corporation had issued 4,500 shares of the Series A Preferred Stock in exchange for cash. The outstanding preferred shares were retired in September 2007.

5.  INCOME TAXES
The Corporation has incurred $853,691 in organization expenses and start up costs. The Internal Revenue Code requires amortization of these expenses over 180 months. This will result in a temporary difference in the timing of when these expenses are recognized for income tax purposes and when they are recognized for financial reporting. The future deductions for income tax purposes, including operating losses of $128,000, result in a deferred tax asset of $367,030. This deferred asset has been recognized during the current quarter upon commencement of operations by the Corporation’s bank subsidiary. Management anticipates that the Bank will generate enough pre-tax income in the future to realize the full benefit of the deferred tax asset.

The operating loss of $128,000 expires after 2027.

6.  DEVELOPMENT STAGE OPERATIONS
Development stage operations from March 29, 2006, include income of $6,411 and organization and startup costs of $853,691, resulting in a deficit of $847,280 for development stage operations. The Corporation’s bank subsidiary commenced operations on September 5, 2007, and development stage operations ceased.

PRO FINANCIAL HOLDINGS, INC.
Review by Independent Registered Public Accounting Firm

James D. A. Holley & Co., P.A., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2007, and for the three-month and nine- month periods ended September 30, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board (United States).

Their report furnished pursuant to Item 310(b) of Regulation S-B is included herein.

Report of Independent Registered Public Accounting Firm

Pro Financial Holdings, Inc.
Tallahassee, Florida

We have reviewed the accompanying balance sheet of Pro Financial Holdings, Inc. (the “Company”) as of September 30, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the three-month and nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ James D. A. Holley & Co., P.A.

James D. A. Holley & Co., P.A.
Tallahassee, Florida
November 14, 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

COMPARISON OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

GENERAL

Pro Financial Holdings, Inc. ("Pro Financial") is a Florida corporation which was incorporated by our organizers on March 29, 2006, for the purpose of operating as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. Pro Financial and its subsidiary, ProBank ( the "Bank"), are located in Tallahassee, Florida.

Pro Financial has exceeded its minimum offering of 975,000 units and as of September 30, 2007 had sold 1,267,490 units at $10 per unit, for an aggregate of $12,674,900 in proceeds. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $10 per share. As of September 30, 2007, there were 1,267,490 shares of common stock, and an equal number of warrants, outstanding. Our Board of Directors extended the offering to October 26, 2007 and on that date there were 1,334,840 units sold for a total of $13,348,400 in offering proceeds.

Pro Financial and the Bank received all requisite regulatory approvals to open the Bank, and on July 30, 2007 we acquired 990,000 shares (100%) of ProBank's outstanding common stock. We opened for business on September 5, 2007 at our permanent quarters located at 536 N. Monroe Street, Tallahassee Florida after receiving our certificate of authorization to transact banking business (Charter) from the Florida Office of Financial Regulation and our Certificate of Deposit Insurance from the Federal Deposit Corporation. On October 25, 2007 we opened our first branch office at 1812 North Martin Luther King Blvd in Tallahassee.

LIQUIDITY AND CAPITAL RESOURCES

Pro Financial's primary source of cash during the nine months ended September 30, 2007, was $1,325,000 in loan proceeds from the Bankers Bank [Georgia] $450,000 in proceeds from the sale of preferred stock to our organizers and proceeds from the offering of common stock of $12,674,900. Cash has been used primarily to repay the Bankers Bank [Georgia] loans, to redeem our preferred stock, to purchase equipment, for leasehold improvements, to fund offering, preopening and organizational expenses, and to fund our consolidated operations from our opening date to September 30, 2007.

RESULTS OF OPERATIONS

GENERAL. Net income (losses) for the three and nine months ended September 30, 2007,were $99,482and $(387,830), respectively. As of September 30, 2007, the Bank had only been open for 25 days, therefore a discussion of operating results at September 30, 2007, or for the three and nine months ended September 30, 2007 and 2006 would not be meaningful.

At September 30, 2007 our total assets were approximately $16.0 million, total loans were approximately $74,000, total deposits were approximately $5.0 million, and total capital was approximately $12.0 million.

PRO FINANCIAL HOLDINGS, INC.

Item 3. Controls and Procedures

a.
Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As required by Rule 13a-15(b) under the Exchange Act, our Chief Executive Officer who is also our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures, as of September 30, 2007 were effective.

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

Date:     November 13, 2007

PRO FINANCIAL HOLDINGS, INC.

By:	/s/ B. Bryan Robinson

Name:	B. Bryan Robinson President and Principal Accounting Officer