Form 10-K
period 2009-12-31
Pro Financial Holdings Inc
filed 2010-04-15
CIK 1392445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☒ Yes    ☐ No

Note–Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes    ☐ No   * This registrant has not yet been phased into the interactive data requirements

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,001,288  at June 30, 2009.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  Common stock, par value $.01 per share, 1,396,116 shares outstanding as of March 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART III	34

Item 10. Directors, Executive Officers, and Corporate Governance;
Compliance with Section 16(a) of the Exchange Act	34
Code of Ethics	38
Director Independence	38
Nominating Committee	39
Financial Experts	39

Item 11. Executive Compensation	39

Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters	40

Item 13. Certain Relationships and Related Transactions, and Director Independence	41

Item 14. Principal Accounting Fees and Services	42

Item 15. Exhibits, Financial Statement Schedules	43

SIGNATURES	44

EXHIBIT INDEX	46

ii

PART I

Item 1. Business

Forward-Looking Statements

Some of the statements in this Form 10-K discuss future expectations. There may also be statements regarding projections of results of operations or financial condition or state other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking information on various factors and numerous assumptions, which may or may not turn out to be correct.

Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors.  Such factors are described below and include, without limitation:

•	Losses in our loan portfolio are greater than estimated or expected;

•	Unanticipated deterioration in the financial condition of borrowers may result in significant increases in loan losses and provisions for those losses.

•
If real estate values in our target markets continue to decline, our loan portfolio could become impaired and losses from loan defaults may exceed our allowance for loan and lease losses established for that purpose.

•
Economic conditions affecting real estate values and transactions in Pro Financial’s market and/or general economic conditions, either nationally or regionally, that are less favorable or take longer to recover than expected;

•	An inability to raise additional capital on terms and conditions that are satisfactory;

•	The impact of current economic conditions and the impact of our results of operations on our ability to borrow additional funds to meet our liquidity needs;

•	Changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments and fair values of assets;

•	Deposit attrition, customer loss or revenue loss in the ordinary course of business;

•	Increased competition with other financial institutions may affect our results of operations and liquidity.

•	If our securities portfolio fails to perform, our securities may lose value.

•	Changes in the legislative and regulatory environment may increase the cost of operations or limit our growth.

•	Our common stock is not an insured bank deposit and is subject to market risk.

•	Although publicly traded, our common stock has substantially less liquidity than the average trading market for a stock quoted on the NASDAQ Capital Market, and our stock price can be volatile.

•	The inability of Pro Financial to realize elements of its strategic and operating plans for 2009 and beyond;

•	Natural disasters in Pro Financial’s primary market areas result in prolonged business disruption or materially impair the value of collateral securing loans;

•	Management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;

•	The impact of recent and future federal and state regulatory changes;

•	Current or future litigation, regulatory investigations, proceedings or inquiries;

•	Strategies to manage interest rate risk may yield results other than those anticipated;

•	A significant rate of inflation (deflation);

•	Unanticipated litigation or claims;

•	Changes in the securities markets;

•	Acts of terrorism or war; and

•
Details of the recently enacted Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009 and various announced and unannounced programs implemented by the U.S. Treasury Department and bank regulators to address capital and liquidity concerns in the banking system, are still being finalized and may have a significant effect on the financial services industry and Pro Financial.

Many of such factors are beyond our ability to control or predict.  Readers should not place undue reliance on any such forward-looking statements, which speak only as to the date made.  Readers are advised that the factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.  We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

The Bank commenced business operations on September 5, 2007 in Tallahassee, Florida. The Bank opened a branch office at 1812 North Martin Luther King Blvd., in Tallahassee on October 25, 2007, and a second branch office on Killearn Plaza Circle in the Killearn Lakes Plaza, in Tallahassee on June 1, 2009.

The Bank's deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits.  The operations of the Bank are subject to the supervision and regulation of the FDIC and the Florida Office of Financial Regulation ("Florida Office").

The Bank provides a range of consumer and commercial banking services to individuals, businesses and industries.  The basic services offered by the Bank include:  demand interest-bearing and non-interest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, credit cards, direct deposits, notary services, night depository, cashier’s checks, savings bonds, bank drafts, automated teller services, bill pay, internet banking and drive-in tellers.  In addition, the Bank makes secured and unsecured commercial, consumer, and real estate loans and issues stand-by letters of credit.  The Bank provides automated teller machine (ATM) cards and is a member of the Plus, Presto, Pulse, and Star ATM networks, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the foregoing services, the offices of the Bank provide customers with extended banking hours.  The Bank does not have trust powers and, accordingly, no trust services are provided.

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

As is the case with banking institutions generally, the Bank’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (“FDIC”).  Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest.  Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.  The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans.  See “Competition.”

The Company’s fiscal year ends December 31. This Form 10-K is also being used as the Bank’s Annual Disclosure Statement under Federal Deposit Insurance Corporation (“FDIC”) Regulations. This Form 10-K has not been reviewed or confirmed for accuracy or relevance by the FDIC or the Securities and Exchange Commission.

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

The allowance for loan losses is also discussed as part of “Management's Discussion and Analysis – Classification of Assets & Potential Loan Problems” and in Note 3 to the consolidated financial statements.

Lending Activities

The Bank offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area.  The Bank’s net loans at December 31, 2009 were $47.0 million, or 59.87% of total assets compared to $27.1 million or 57.91% of total assets at December 31, 2008.  The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.  The Bank has no foreign loans or loans for highly leveraged transactions.

The Bank’s loans are concentrated in five major areas: commercial real estate loans, residential real estate loans, construction, commercial loans (for equipment purchases, working capital and various other business purposes) and consumer loans.  A majority of the Bank’s loans are made on a secured basis.  As of December 31, 2009, approximately 83.79% of the Bank’s loan portfolio consisted of loans secured by real estate, of which approximately 72.21% of the total loan portfolio is secured by commercial properties compared to December 31, 2008 where approximately 77.1% of the Bank’s loan portfolio consisted of loans secured by real estate, of which approximately 59.08% of the total loan portfolio was secured by commercial properties.  Risks of these types of loans include the general business conditions of the local economy and borrowers’ ability to conduct their businesses to generate sufficient profits to repay their loans under the agreed upon terms and conditions.  Personal guarantees will be obtained from the principals of business borrowers and third parties to support the borrowers’ ability to service the debt and reduce the risk of non-payment.  Commercial loans may be made at variable or fixed rates of interest.  Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds.  Other commercial loans with terms or amortization schedules of longer than one year may carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in five years.  Commercial loans not secured by real estate amounted to approximately 11.36% of the Bank’s total loan portfolio as of December 31, 2009 compared to approximately 14.63% of total loans at December 31, 2008.

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

Loan Loss Allowance

In considering the adequacy of our allowance for loan losses, the Bank has considered that as of December 31, 2009, approximately 72.21% of outstanding loans are in the commercial real estate loan category.  At December 31, 2009, commercial loans including commercial real estate represented 83.58% of our loan portfolio.  We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2009, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

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

The allowance for loan losses is established through a provision for loan losses charged to expenses.  Loans are to be charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on the Bank’s historical losses, past due numbers, peer group comparison, and any amounts reserved for specific loans.  During the year ended December 31, 2009, a net amount of $830,000 was charged off against the allowance for loan losses compared to a net amount of $20,000 for the year ended December 31, 2008.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities.  The Bank considers the majority of its regular savings, demand, NOW, certificates of deposit less than $100,000 and money market deposit accounts to be core deposits.  These accounts comprised approximately 50.18% of the Bank’s total deposits at December 31, 2009 compared to 59.08% at December 31, 2008.  Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level.  Time deposits of $100,000 and over made up approximately 49.82% of the Bank’s total deposits at December 31, 2009 compared to 40.92% at December 31, 2008.  The majority of the deposits of the Bank are generated from Leon County.

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

Banks are subject to the provisions of the CRA.  Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods.  The regulatory agency’s assessment of the bank’s record is made available to the public.  Further, such assessment is required of any bank which has applied to:

•	charter a bank,

•	obtain deposit insurance coverage for a newly chartered institution,

•	establish a new branch office that will accept deposits,

•	relocate an office, or

•	merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

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

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) imposed major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions.  FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with:

•	the default of a commonly controlled FDIC insured depository institution; or

•	any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default

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

Capital Requirements.  Bank regulatory agencies require financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the risk-based standard, capital is classified into two tiers.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets.  Tier 2 capital consists of the general allowance for credit losses except for certain limitations.  An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio.  The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum.  At December 31, 2009 the Bank met all capital requirements to which they were subject.

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

•
an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures;

•
an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater;

•
an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;

•
an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

•	an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets.

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

Generally, FDICIA requires that an “undercapitalized” institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes “undercapitalized” and the agency must take action on the plan within 60 days.  The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the three consecutive calendar quarters and has provided adequate assurances of performance.  The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of:

•	5% of the institution’s total assets at the time the institution becomes “undercapitalized” or

•
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

If an institution is “critically undercapitalized,” it must comply with the restrictions described above.  In addition, the appropriate Federal banking agency is authorized to restrict the activities of any “critically undercapitalized” institution and to prohibit such an institution, without the appropriate Federal banking agency’s prior written approval, from:

•	entering into any material transaction other than in the usual course of business;

•	engaging in any covered transaction with affiliates (as defined in Section 23A(b) of the Federal Reserve Act);

•	paying excessive compensation or bonuses; and

•
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

Additionally, FDICIA requires, among other things, that:

•	only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and

•
the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, “well capitalized” institutions and state-chartered institutions examined by state regulators. FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

As of December 31, 2009, the Bank met the capital requirements of a “well capitalized” institution. Bank holding companies are not subject to "prompt corrective action" of FDICIA.

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

Emergency Economic Stabilization Act

In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act (“EESA”) was signed into law on October 3, 2008, and established the Troubled Asset Relief Program (“TARP”).  As part of TARP, the U.S. Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On January 23, 2009, AFSI issued $6.514 million in preferred stock to the U.S. Treasury.  In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the U.S. Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting AFSI.

American Recovery and Reinvestment Act of 2009

On February 17, 2009 President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future CPP recipients that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

Other Laws

The Bank’s loans will also be subject to federal laws applicable to credit transactions, such as the following (including the rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws):

•	Federal Truth-in-Lending Act – governs disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act – requires financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act – prohibits discrimination on the basis of race, creed or other prohibitive factors in extending credit;

•
Real Estate Settlement Procedures Act – requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions; and

•	Fair Credit Reporting Act – governs the manner in which consumer debts may be collected by collection agencies.

The Company and the Bank’s operations are also subject to the:

•	Right to Financial Privacy Act – imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial record; and

•
Electronic Funds Transfer Act and Regulation E – governs automatic deposits to, and withdrawals from, deposit accounts and customer’s rights and liabilities arising from the use of debit cards, automated teller machines and other electronic banking services.

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

Employees

As of December 31, 2009, the Company and the Bank collectively had 28 full-time employees (including executive officers) and 2 part-time employees.  The employees are not represented by a collective bargaining unit.  The Company considers relations with employees to be good.

Item 1A. Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties

The Bank’s main office is  located at 536 N. Monroe St. in an existing 20,000 sq. ft. building in Tallahassee, Florida formerly known locally as the “Moon Jewelers Building.”  The Bank initially leased 5,000 sq. ft. for a term of 5-years, of which 2,500 sq. ft. is for lobby space and 2,500 sq. ft. is for office quarters and back room operations.  The location has a full service lobby, walk up ATM in front of the building, and one drive-through lane located in the rear of the building. The Bank has an option to renew the lease for another 5-year term.  The Bank also has an option to expand its operations into as much as 11,000 sq. ft. over the initial 5-year term, and the option to purchase the building during the third year for $2.9 million, during the fourth year for $3.2 million, and during the fifth year for $3.5 million.

The Bank opened its first branch office at 1812 North Martin Luther King Blvd. shortly after the opening of the main office.  The Bank also leases this location for 5-years with options to renew the lease for two additional 5-year periods.  The Bank does not have an option to buy this facility. This location includes a 1,377 sq. ft lobby and six drive-thru lanes including a drive-up ATM in one of the six drive–through lanes.

The Bank opened its second branch office on Killearn Plaza Circle in the Killearn Lakes Plaza, in Tallahassee on June 1, 2009 which is approximately 1617 square feet, with four teller stations and two drive through lanes. The Bank also leases this location for 5 years with options to renew the lease for two additional 5-year periods.  This lease also has a purchase option under which the property can be purchased for $1.2 million during the 1st through 13th month of the lease; $1.3 million during the 14th through the 24th month; 1.4 million during the 25th through the 36th month of the lease; $1.5 million during the 37th through the 48th month of the lease and $1.6 million during the 49th through the 60th month of the lease.  If the Company does not exercise the option to purchase within lease months 1 to 60, the purchase option expires.

Item 3. Legal Proceedings

As of December 31, 2009, neither the Company nor the Bank was a party to any legal proceedings which would have a material affect on the Company’s or Bank’s operations.

Item 4. Removed and Reserved

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public market for the Common Stock and only isolated, privately negotiated sales of Common Stock have occurred since the Bank opened for business in September 2007, and Pro Financial became a bank holding company by acquiring the Bank on that same date.  There is no established public trading market for the Common Stock and, historically, the shares of Common Stock have been inactively traded.  Management of the Company is aware of certain transactions in its Common Stock, although the trading prices and number of shares transferred in all transactions are not known.  The last known sale of stock occurred at $7.50 per share.  On December 31 2009, Pro Financial had approximately 261 shareholders of record.

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

The Bank did not repurchase any of its shares in 2009.

As of February 29, 2010:

•
200,000 shares of Company stock were reserved for issuance upon the exercise of outstanding stock options and 920,534 shares of Company stock were reserved for issuance upon the exercise of outstanding stock purchase warrants.

•	The Company had no present intention of making any public offering of Company stock.

Item 6. Selected Financial Data

The following table presents selected financial data for the Company.  The data for the fiscal year 2009 and 2008 is derived from audited financial statements of the Company. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the financial statements and the notes thereto and the other information included elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA AT DECEMBER 31,
2009, 2008 and 2007 OR FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
($ in thousands, except per share amounts)

	2009	2008	2007
Total assets	$79,413	$47,889	$24,170
Loans, net	47,487	27,593	3,810
Cash and cash equivalents	9,836	4,435	11,509
Securities	16,410	12,378	6,364
Deposits	63,001	30,457	11,620
Borrowed funds	6,342	6,055	101
Stockholders’ equity	9,947	11,275	12,399

Interest income	2,886	1,715	390
Interest expense	1,285	547	94
Net interest income	1,601	1,168	296
Provision for loan losses	(1,612)	(794)	(72)
Net interest income after provision for loan losses	(11)	374	224
Noninterest income	710	143	21
Noninterest expense	3,373	2,730	1,450
Loss before income tax benefit	(2,674)	(2,213)	(1,205)
Income tax benefit	1,005	820	534
Net loss	(1,669)	(1,393)	(671)
Basic and diluted loss per share	(1.25)	(1.04)	(0.50)

Weighted average number of common shares outstanding, basic and diluted	1,339,105	1,334,840	1,334,840

SELECTED CONSOLIDATED FINANCIAL RATIOS
AND OTHER DATA AS OF DECEMBER 31, 2009, 2008 and 2007:

	2009	2008	2007
Return on average assets	(2.62)%	(3.10)%	(8.67)%
Return on average equity	(15.73)%	(11.92)%	(12.78)%
Dividend payout ratio	N/A	N/A	N/A
Average equity to total assets	16.67%	24.64%	67.87%
Total equity to total assets	12.53%	23.54%	51.30%
Yield on average earning assets(1)	4.98%	5.41%	5.52%
Net interest margin	2.77%	3.44%	4.10%
Nonperforming assets to total assets(2)	2.93%	1.12%	0.24%
Nonperforming loans to total loans	4.14%	1.88%	0.16%
Allowance for loan losses to gross loans	3.37%	2.97%	1.85%
Noninterest expenses to average assets	5.30%	7.54%	18.67%
Operating efficiency ratio(3)	145.95%	208.24%	464.31%
Net interest income to noninterest expenses	47.47%	42.78%	19.88%
Total shares outstanding	1,379,566	1,334,840	1,334,840
Book value per common share outstanding	$7.21	$8.42	$9.29
Number of banking offices (all full-service)	3	2	2

(1)	Reflects interest income as a percent of average interest earning assets.

(2)	Non-performing loans consist of nonaccrual loans and accruing loans contractually past due ninety days or more.

(3)	Noninterest expense divided by the sum of net interest income plus noninterest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Bank has capitalized upon its market strategy to grow in its 28-months of operation.  As of December 31, 2009, the Bank had grown to approximately $78.5 million in total assets, $63.7 million in deposits, and $47.0 million in net loans since opening in September 2007.  The Bank attributes its successful growth to its location in a dynamic growth area and its focus on its targeted market.

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

Lending Activities

The Bank’s loans are concentrated in commercial and real estate loans.  A majority of the Bank’s loans are made on a secured basis, and, as of December 31, 2009, approximately 83.79% of the loan portfolio consisted of loans secured by first or second mortgages on residential or commercial real estate compared to 77.1% as of December 31, 2008.

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

The Bank’s installment loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans made to individuals which are payable on an interest only or installment basis.  The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but installment loans also may be made on an unsecured basis.  Installment loans are made at fixed and variable interest rates, and may be made based on up to a ten-year amortization schedule, depending on the collateral provided.

For additional information regarding the Bank’s loan portfolio, see “Page 25 Loan Portfolio” and “Page 26 Lending Activities" and footnote 3 to the consolidated financial statements.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  In the ordinary course of business, the Bank’s cash flows are generated from interest and fee income, as well as from loan repayments, the sale, repayments or maturity of securities available-for-sale.  In addition to cash and due from banks, the Bank considers all securities available-for-sale and federal funds sold as primary sources of asset liquidity.  Many factors affect the ability to accomplish these liquidity objectives successfully, including the economic environment, the asset/liability mix within the balance sheet, as well as the Bank’s reputation in the community.  The Bank’s principal sources of funds are net increases in deposits, principal and interest payments on loans and proceeds from sales, calls and maturities of securities.  The Bank used its capital resources primarily to fund existing and continuing loan commitments and to purchase securities. At December 31, 2009, the Bank had commitments to originate loans totaling $5.7 million, compared to $432,000 as of December 31, 2008 and had $100,000 of standby letters of credit.  At December 31, 2009, the Bank also had commitments to extend credit under the undisbursed portion of outstanding lines of credit of $9.5 million compared to $2.7 million as of December 31, 2008.  Scheduled maturities of certificates of deposit during the twelve months following December 31, 2009 totaled $36.7 million compared to $12.2 million for the twelve months following December 31, 2008.  Management believes that the Bank has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded in the subsequent twelve months and, if so desired, that it can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Capital Resources, Commitments and Capital Requirements

The Company’s principal sources of funds are those generated by the Bank, including net increases in deposits and other borrowings, principal and interest payments on loans, and proceeds from maturities of investment securities.

The Company uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment securities.  Off-balance sheet commitments to extend credit, which amounted to $15.3 at December 31, 2009, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses.  Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future cash requirements.

The following table summarizes the Company’s contractual obligations, including certain on-balance sheet and off-balance sheet obligations, at December 31, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Time deposit maturities	$39,212	$36,682	$2,530	-0-	-0-
Other borrowings	6,342	342	6,000	-0-	-0-
Loan commitments	5,671	5,671	-0-	-0-	-0-
Standby letters of credit	100	100	-0-	-0-	-0-
Undisbursed line of credit loans	9,486	9,486	-0-	-0-	-0-

Total	$60,811	$52,281	$8,530	-0-	-0-

Management believes that the Company has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that the Company can adjust the rates and terms on time deposits and other deposit accounts to retain or obtain new deposits in a changing interest rate environment.

The Company’s stockholders’ equity was $9.9 million at December 31, 2009, representing 12.47% of total assets as compared to $11.3 million at December 31, 2008 representing 23.59% of total assets.

The federal banking regulatory authorities have adopted certain “prompt corrective action” rules with respect to depository institutions. The rules establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories.  An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level.  At December 31, 2009, the Bank met the capital ratios of a “well capitalized” financial institution with a total risk-based capital ratio of 17.55% Tier 1 risk-based capital ratio of 14.66%, and a Tier 1 leverage ratio of 10.42%.  Depository institutions which fall below the “adequately capitalized” category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan.  There are a number of requirements and restrictions that may be imposed on institutions treated as “significantly undercapitalized” and, if the institution is “critically undercapitalized,” the banking regulatory agencies have the right to appoint a receiver or conservator.

The following table summarizes the regulatory capital levels and ratios for the Bank:

	Actual Bank Ratios	Regulatory Requirement for Well Capitalized Bank
At December 31, 2009:
Total capital to risk-weighted assets	17.55%	10.0%
Tier I capital to risk-weighted assets	14.66%	6.0%
Tier I capital to average assets – leverage ratio	10.42%	5.0%

Loan Portfolio

A significant source of the Bank’s income is the interest earned on its loan portfolio.  At December 31, 2009, the Bank’s total assets were $78.5 million and its net loans receivable were $47 million or 59.87% of total assets and 73.78% of total deposits.  This compares to December 31, 2008, when the Bank’s total assets were $46.8 million and its net loans receivable were $27.1 million or 57.91% of total assets and 88.78% of total deposits.

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

The composition of the Bank’s loan portfolio as of December 31, 2009, 2008 and 2007 was as follows ($ in thousands):

	Amount	% of	Amount	% of	Amount	% of
	2009	Total	2008	Total	2007	Total

Commercial Real Estate	$35,123	72.06	$16,258	59.04	$2,200	64.76
Residential real estate and home equity	5,634	11.56	4,949	17.97	144	4.24
Commercial other that real estate	5,528	11.34	4,019	14.59	669	19.69
Consumer	2,459	5.04	2,312	8.40	384	11.31
Total Loans	48,744	100.00	27,538	100.00	3,397	100.00
Less allowance for loan losses	1,628	3.34	.371	1.35	.71	2.09
Less deferred loan costs	.101	.21	0.64	.23	.14	.41
Loans receivable-net	47,015	96.42	27,103	98.42	3,312	97.50

    Maturities of Loans.  The following table shows the contractual maturities of the Bank's loan portfolio at December 31, 2009. Loans with scheduled maturities (based on only contract term) are reported in the maturity category in which the payment is due.  Demand loans with no stated maturity and overdrafts, if any, are reported in the "due one year or less" category.  Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change.  The table does not include prepayment or scheduled principal repayments. ($ in thousands).

Type of Loan	Due in 1 Year or Less	Due After 1 to 5 Years	Due After 5 Years	Total

Commercial	$3,303	$1,640	$586	$5.5
Consumer	1,607	816	22	2.5
Real estate	16,633	20,952	3,185	40.7
Total	$21,543	$23,408	$3,793	$48.7

 For the above loans due after one year or more, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2009:

Type of Loan	Fixed Interest Rate	Floating Interest Rate	Total

Commercial	7.11%	6.33%	6.76%
Consumer	7.71%	5.24%	6.06%
Real estate	6.74%	6.21%	6.53%
Total	6.81%	6.15%	6.51%

Loan Quality

Management seeks to maintain a high quality of loans through sound underwriting and lending practices.  As of December 31, 2009 approximately 83.62%, of the total loan portfolio was collateralized by commercial and residential real estate mortgages compared to 77.01% at December 31 2008.  The level of non-performing loans and real estate owned also is relevant to the credit quality of a loan portfolio.  As of December 31, 2009 there were $1,328 in non-performing loans (those 90 days or more past due).

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

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends.  As of December 31, 2009 loans collateralized with mortgages on real estate represented 83.62% of the loan portfolio and were to borrowers in varying activities and businesses.  This compared to 77.01% of loans collateralized with mortgages on real estate at December 31, 2008.

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

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”).  OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO.  Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to noninterest expense.  As of December 31, 2009 the Company had $315,000 in OREO.

The Bank has adopted Statements of Financial Accounting Standards No. 114 and 118.  These Statements address the accounting by creditors for impairment of certain loans and generally require the Bank to identify loans, for which the Bank probably will not receive full repayment of principal and interest, as impaired loans.  The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent.  The Bank has implemented the Statements by including in its quarterly review of the adequacy of the allowance for credit losses, to also identify and value impaired loans in accordance with guidance in the Statements. Seventeen (17) loans, in the amount of $4,603,000 were deemed to be impaired under the Bank’s policy at December 31, 2009 compared to one loan in the amount of $35,000 which was impaired at December 31, 2008.

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

At December 31, 2009, there were five loans, totaling $1,029,423, classified as "special mention" compared to one (1) loan totaling $643,000 classified “special mention” at December 31, 2008.  There were thirteen (13) loans classified as “substandard” totaling $3,639,312, no loans classified "doubtful" and no classified "loss" at December 31, 2009.  This compared to six (6) loans classified as “substandard” totaling $1,234,000, no loans classified "doubtful" and two (2) classified "loss" totaling $535,000 at December 31, 2008.  There were no concentration of loans exceeding 10% of total loans which has not been disclosed as a category of loans.

Nonperforming Assets (dollars in thousands)

	At December 31,
	2009	2008	2007
Nonperforming loans
Nonaccrual loans	$1,328	$0	$0
Loans past due 90 days still accruing	0	0	0
Total nonperforming loans	$1,328	$0	$0

Other nonperforming assets Other real estate owned	$315	$0	$0
Repossessed assets	0	0	0
	$315	$0	$0
Total nonperforming assets	$1,643	$0	$0

Highly leveraged transactions generally include loans and commitments made in connection with recapitalizations, acquisitions, and leveraged buyouts, and result in the borrower’s debt-to-total assets ratio exceeding 75%.  At December 31, 2009, 2008, and 2007, there were no loans qualified as highly leveraged transactions.

Loans restructured and in compliance with modified terms are commonly referred to as “troubled debt restructurings.” A restructuring of debt constitutes a Troubled Debt Restructuring (“TDR”) if a creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor it would not otherwise consider. A summary of loans we classified TDR at December 31 follows (dollars in thousands) to be collateral dependent:

	2009	2008	2007
Loans restructured and in compliance with modified terms	$1,106	$0	$0
Loans restructured and past due 30-89 days	871	0	0
Loans restructured and in nonaccrual status	496	0	0
Total	$2,473	$0	$0

           Allowance for Loan Losses. We must maintain an adequate allowance for loan losses (“ALLL”) based on a comprehensive methodology that assesses the probable losses inherent in our loan portfolio. We maintain an ALLL based on a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, loan grades, change in volume and mix of loans, collateral value, historical loss experience, size and complexity of individual credits and economic conditions. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are based on a portfolio segmentation based on risk grading with a further evaluation of various quantitative and qualitative factors noted above.

We periodically review the assumptions and formulas by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above. The methodology is presented to and approved by the Board of Directors. Future additional provisions to the loan loss reserves may be made as appropriate as new loans are identified or as existing loans may deteriorate.

All adversely classified loans are carefully evaluated for losses or potential loss exposure. The evaluation occurs at the time the loan is classified and on a regular basis thereafter (at least quarterly). This evaluation is documented in a problem asset status report relating to a specific loan or relationship. Specific allocation of reserves considers the value of the collateral, the financial condition of the borrower, and industry and current economic trends. We review the collateral value, cash flow, and tertiary support on each classified credit. Any deficiency outlined by a real estate collateral evaluation liquidation analysis, or cash flow shortfall is accounted for through a specific allocation reserve calculation for the loan.

We also perform a portfolio segmentation based on risk grading. Loans are rated into different categories, with a percentage of the portfolio, based on grade, allocated to the allowance. The loss factors for each risk grade are determined by management based on management’s overall assessment of the overall credit quality at month end taking into account various quantitative and qualitative factors such as trends of past due and non-accrual loans, asset classifications, loan grades, collateral value, historical loss experience and economic conditions.

The following table sets forth information with respect to activity in the allowance for loan losses for the years ended December 31, 2009, December 31, 2008 December 31, 2007 (dollars in thousands).

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Average loans outstanding	$37,070	$16,224	$651
Allowance at beginning of period	846	72	0

Provision for loan losses	1,612	794	72
Charge offs	(860)	(35)	(0)
Recoveries	30	15	0
Allowance at end of period	1,628	846	72
Allowance as a percent of total loans	3.31%	2.97%	1.85%
Total loans at end of period	$49,216	$28,503	$3,896

While management believes our allowance for loan losses is adequate as of December 31, 2009, future adjustments to our allowance may be necessary if economic conditions differ substantially from the assumptions used in making the determination.

At December 31, 2009 the Bank's general allowance for possible loan losses by type of loan was allocated by using peer group averages and actual loss experiences of peers, as follows: (in thousands)
	Amount	% of Loans to Total Loans
At the end of year allocated to:
Commercial	$63	9.37%
Commercial real estate	366	72.46%
Residential real estate	15	3.57%
Home equity	25	5.79%
Construction	32	4.19%
Consumer	33	4.62%
Total	$534	100.00%

[Intentionally left blank]

Investment Securities

The Bank’s investment portfolio has been classified as Available for Sale with no securities classified as Held to Maturity.  The following table sets forth the book value of the Bank’s investment portfolio at December 31, 2009 ($ in thousands):

	At December 31, 2009	At December 31, 2008	At December 31, 2007
Securities available for sale
Mortgage-backed securities	$9,295	$10,596	$5,366
U.S. Government agency securities	3,000	1,500	1,000
Corporate securities	4,144	0	0
Total securities available for sale	$16,439	$12,096	$6,356

The Bank's mortgage-backed securities consist of 14 securities issued either by the Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation (“FHLMC”).

The book value and weighted average yields for investments at December 31, 2009 are shown below ($ in thousands):

	Corporate	Mortgage Backed	U.S. Government Agency Securities	Total	Weighted Average Yields(1)
Maturing In
After 1 through 5 years	$4,144	$856	$0	$5,000	4.39%
After 5 through 10 years	0	0	3,000	3,000	3.33
After 10 years	0	8,439	0	8,439	3.56
Total	$4,144	$9,295	$3,000	$16,439	3.77%

(1) All securities are listed at actual yield and not on a tax equivalent basis.  No securities are tax exempt.

The Bank has adopted Statement of Financial Accounting Standards No. 115 (“FAS 115"), which requires companies to classify investments securities, including mortgage-backed securities as either held-to-maturity or available-for-sale.  Securities classified as held-to-maturity are carried at amortized cost.  Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax effect, reported as a separate component of stockholders’ equity.  As of December 31, 2009, none of the Bank’s securities were classified as available-for-sale.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment purposes.  Deposits are attracted principally from within the Bank’s primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more) and retirement savings plans. The distribution by type of the Bank’s deposit accounts as of December 31, 2009, 2008 and 2007, was as follows ($ in thousands):

[Table follows this page]

Distribution of Deposit Accounts by Type (dollars in thousands):
	At December 31,
	2009		2008		2007
		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits

Demand deposits	$8,427	13.24%	$6,916	22.66%	$3,402	29.25%
NOW deposits	3,105	4.88	2,186	7.16	683	5.87
Money market deposits	12,509	19.65	6,093	19.96	5,423	46.63
Savings deposits	400	0.63	237	0.77	93	0.80
Subtotal	$24,441	38.40%	$15,432	50.55%	$9,601	82.55%

Certificates of deposit:
1.00% - 1.99%	4,154	6.52	0	0	0	0
2.00% - 2.99%	21,114	33.17	3,065	10.04	0	0
3.00% - 3.99%	11,605	18.23	11,855	38.84	0	0
4.00% - 4.99%	2,339	3.69	175	0.57	2,209	17.45
5.00% - 5.99%	0	0	0	0	0	0
Less fees on brokered deposits	9	(0.01)	0	0	0	0
Total certificates of deposit (1)	$39,212	61.60	15,095	49.45	2,209	17.45
Total deposits	$63,653	100.00%	$30,527	100.00%	$11,810	100.00%

(1)	Includes retirement accounts (in thousands) totaling $1,108,000, $82,000, and $16,000, in 2009, 2008, and 2007, respectively, all of which were in the form of certificates of deposit.

Average Deposits and Average Rates (dollars in thousands):

	At December 31,
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand, money market and NOW deposits	$17,181	0.83%	$15,104	1.32%	$2,366	2.20%
Savings deposits	335	0.66	209	2.00	17	2.59
Certificates of deposit	30,248	2.70	7,439	3.86	497	4.60
Total deposits	$47,764	2.39%	$22,752	2.15%	$2,880	2.71%

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

Time Deposits of $100,000 or more with remaining maturities of (dollars in thousands):

	December 31,
	2009	2008	2007

Due in three months or less	$10,916	$4,477	$0
Over three through twelve months	20,797	7,668	1,365
Over twelve months through three years	0	352	0
Over three years	0	0	0
	$31,713	$12,497	$1,365

Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis.  The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area.  Under these regulations, “well capitalized” depository institutions may accept, renew, or roll over deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and “undercapitalized” depository institutions may not accept, renew or roll over deposits at such rates.  The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law.  See “Supervision and Regulation -- Capital Requirements.”  As of December 31, 2009, the Bank met the definition of a “well capitalized” depository institution.

The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the Bank.  Management believes that substantially all of the Bank’s depositors are residents in its primary market area.

Borrowings

During 2009, the Company entered into short-term borrowing arrangements with customers consisting of securities sold under repurchase agreements.  The agreements are on a demand basis and call for the payment of interest based on the federal funds rate.

The following summarizes these borrowings as of December 31, 2009:

Balance outstanding at year-end	$342,000
Average balance outstanding during the year	$721,000
Maximum amount outstanding at any month-end during year	$1,038,000

Average interest rate paid	0.31%

The Bank also had an agreement with the Independent Bankers Bank of Florida to borrow funds under a line of credit but had not drawn any advances as of December 31, 2009.

Results of Consolidated Operations

COMPARISON OF YEARS ENDED DECEMBER 31, 2009 and 2008

Highlights.  As of December 31, 2009, we had grown to approximately $79.4 million in total assets, with $49.2 million in total loans, $63 million in deposits, and $9.9 million in stockholders’ equity.

The net loss in 2009 was $1,669,000 versus net loss of $1,393,000 in 2008.  The primary reasons for the change of $276,000 in 2009 over 2008 were as follows:

•
Interest and fees on loans totaled $2,373,000 in 2009 compared with $1,108,000 in 2008, an increase of $1,265,000 or 114.17%.  Other interest income also decreased by $(88,000) in 2009 over 2008, or (15.49)%.

•	Our income from average interest-earning assets increased 68.28%.

•	Our total interest expense increased $738,000 or 134.92%.

•	Net interest income increased by $433,000 in 2009 from 2008.

•	Noninterest income grew $567,000, or 396.51% in 2009 over 2008.

•	Noninterest expenses grew $643,000 or 23.55%.

Interest Income.  Interest income was $2,886,000 and $1,715,000 in 2009 and 2008, respectively.  The  increase of $1.2 million resulted from an increase in the yield on interest-earning assets in 2009, which was partially offset by growth in our most significant interest-earning asset, loans, which grew 72.1% from average levels in 2008 to 2009.  Average loans accounted for 63.52% of our average interest-earning assets in 2009 versus 52.71% in 2008.  Our overall yield on interest-earning assets of 4.95% was down from the 2008 level of 5.41% due to a lower interest rate environment throughout 2009.

Interest Expense.  Interest expense was $1,285,000 and $547,000 in 2009 and 2008, respectively.  As a result of the lower interest rate environment during 2009 which was offset by our growth in average interest-bearing liabilities of $27.5 million, or 106.59%, during this period, interest expense increased 134.92%.  Our cost of funds increased to 2.41% in 2009 compared with 2.20% in 2008.  Substantially all of the increase in interest expense was attributable to an increase in average certificates of deposit of $7.6 million, or 33.48%.

Net Interest Income.  Net interest income (before provision for loan losses) was $1,601,000 and $1,168,000 for 2009 and 2008, respectively, an increase of 37.07% from 2008 to 2009.  The average balances, interest income and expense, and the average rates earned and paid for assets and liabilities are found in the tables that follow.

Our net interest margin was lower (2.77% in 2009 compared with 3.44% in 2008), which reflects the increase in our cost of funds (21 basis points) versus the decrease in our yield on interest-earning assets (46 basis points).  The increase in net interest income of $433,000 was a result of a 72.19 increase in average loans while the net interest margin was most impacted by the increase in certificates of deposit of 110.09%.  Certificates of deposit account for 50.33% of all interest-bearing deposits in 2009 as compared with 49.56% in 2008.

Provision for Loan Losses.  A provision for loan losses of $1,612,000 was recorded in 2009, reflecting our assessment of the needed level of the allowance for loan losses.  This assessment is based on management’s evaluation of probable loan losses and considers the overall quality of the loan portfolio.  The increase in the provision for loan losses in 2009 versus the 2008 level of $794,000 was due to unfavorable trends in most measures of loan portfolio quality, including the growth in impaired and nonaccrual loans and other nonperforming assets, which increased $1.8 million in 2009, or 334.14%.  Net charge-offs in 2009 were $830,000 as compared with $20,000 in 2008, an increase of $810,000.

Noninterest Income.  Noninterest income increased $567,000, or 396.50%, to $710,000 in 2009 from $143,000 in 2008 primarily as a result of gain on sale of available for sale securities.

Noninterest Expenses.  Total noninterest expenses increased to $3,373,000 in 2009 compared to $2,730,000 for 2008, an increase of $643,000, or 23.55%.  The more significant increases during 2009 over 2008 follow:

•	Expenses related to other real estate owned totaled $2,500 in 2009 versus $0 in 2008, as a result of losses and ongoing expenses on properties that ProBank obtained title in 2009.

•	Professional, legal, and audit fees were $72,000 in 2009 versus $72,000 in 2008, an increase of $0, or 0%.

•	Regulatory assessments increased by $67,000, or 352.63%, from 2008 to 2009 due to increased cost of maintaining the FDIC insurance fund.

Provision for Income Taxes.  The income tax benefit was $1,005,000 for 2009, an effective rate of 37.58%.  This compares with an effective rate of 37.05% for 2008.

COMPARISON OF YEARS ENDED DECEMBER 31, 2008 AND 2007

Highlights.  As of December 31, 2008, we had grown to approximately $47.9 million in total assets, with $27.6 million in net loans, $30.5 million in deposits, and $11.3 million in stockholders’ equity.

The net loss in 2008 was $1,393,000 versus net loss of $671,000 in 2007.  The primary reasons for the change of $722,000 in 2008 over 2007 were as follows:

•
Interest and fees on loans totaled $1,108,000 in 2008 compared with $54,000 in 2007, an increase of $1,054,000, or 1,951.85%.  Other interest income also increased by $122,000 in 2008 over 2007, or 495.83%.

•	Our income from average interest-earning assets increased 107.60%.

•	Our total interest expense increased $453,000, or 441.58%.

•	Net interest income increased by $872,000 in 2008 from 2007.

•	Noninterest income grew $122,000, or 495.83% in 2008 over 2007.

•	Noninterest expenses grew $1,280,000, or 89.06%.

Interest Income.  Interest income was $1,715,000 and $390,000 in 2008 and 2007, respectively.  The  increase of $1.3 million resulted from a decrease in the yield on interest-earning assets in 2008, which was offset by growth in our most significant interest-earning asset, loans, which grew 624.23% from average levels in 2008 to 2007.  Average loans accounted for 52.71% of our average interest-earning assets in 2008 versus 14.54% in 2007.  Our overall yield on interest-earning assets of 5.41% was down from the 2007 level of 5.52% due to a lower interest rate environment throughout 2007.

Interest Expense.  Interest expense was $547,000 and $94,000 in 2008 and 2007, respectively.  As a result of the lower interest rate environment during 2008 which was offset by our growth in average interest-bearing liabilities of $18.4 million, or 248.99%, during this period, interest expense increased 441.58%.  Our cost of funds dropped to 2.20% in 2008 compared with 3.42% in 2007.  Substantially all of the increase in interest expense was attributable to an increase in average certificates of deposit of $5.7 million, or 336.85%.

Net Interest Income.  Net interest income (before provision for loan losses) was $1,168,000 and $296,000 for 2008 and 2007, respectively, an increase of 343.15% from 2008 to 2007.  The average balances, interest income and expense, and the average rates earned and paid for assets and liabilities are found in the tables that follow.

Our net interest margin was lower (3.44% in 2008 compared with 4.10% in 2007), which reflects the smaller decrease in our cost of funds (122 basis points) versus the decrease in our yield on interest-earning assets (11 basis points).  The increase in net interest income of $872,000 was a result of a 624.23% increase in average loans, while the net interest margin was most impacted by the increase in certificates of deposit of 336.85%.  Certificates of deposit account for 49.56% of all interest-bearing deposits in 2008 as compared with 22.70% in 2007.

Provision for Loan Losses.  A provision for loan losses of $794,000 was recorded in 2008, reflecting our assessment of the needed level of the allowance for loan losses.  This assessment is based on management’s evaluation of probable loan losses and considers the overall quality of the loan portfolio.  The increase in the provision for loan losses in 2008 versus the 2007 level of $72,000 was due to unfavorable trends in most measures of loan portfolio quality, including the growth in impaired and nonaccrual loans and other nonperforming assets, which increased $0.5 million in 2008, or 824.14%.  Net charge-offs in 2008 were $20,000 as compared with $0 in 2007, an increase of $20,000.

Noninterest Income.  Noninterest income increased $122,000, or 495.83%, to $143,000 in 2008 from $21,000 in 2007 primarily as a result of an extra eight months of operation.

Noninterest Expenses.  Total noninterest expenses increased to $2,730,000 in 2008 compared to $1,450,000 for 2007, an increase of $1,280,000, or 89.06%.  The more significant increases during 2008 over 2007 follow:

•	Expenses related to other real estate owned totaled $0 in 2008 versus $-0- in 2007, as a result of losses and ongoing expenses on properties that ProBank obtained title in 2008.

•	Professional, legal, and audit fees were $72,000 in 2008 versus $26,000 in 2007, an increase of $46,000, or 176.92%, as a result of increased costs of internal and external audit costs.

•	Regulatory assessments increased by $19,000, or 1,900.00%, from 2008 to 2007 due to increased cost of maintaining the FDIC insurance fund.

Provision for Income Taxes.  The income tax benefit was $820,000 for 2008, an effective rate of 37.05%.  This compares with an effective rate of 44.32% for 2007.

The following table sets forth, at December 31, 2009, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin; and (vi) weighted average yields and rates at December 31, 2009. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities. There were no non-accrual loans, out of period items or tax exempt income for the period indicated. The yields and costs include fees which are considered to constitute adjustments to yields ($ in thousands):

	Month Ended December 31, 2009 Increase (Decrease) Due to
	Average Balance	Annualized Income/Expense	Annualized Yield
Interest-earning:
Loans (1)	$37,070	$2,373	6.40%
Securities and other deposits	12,088	495	4.09
Other interest-earning assets(2)	9,191	18	0.20
Total interest-earning assets	$58,349	$2,886	4.95%

Interest-bearing liabilities:
Deposit accounts	$40,739	$1,137	2.79%
Other borrowings	5,562	148	2.66
Total Interest-bearing liabilities	$46,301	$1,285	2.77%

Net interest income		$1,601
Net interest margin			2.18%

	Month Ended December 31, 2008 Increase (Decrease) Due to
	Average Balance	Annualized Income/Expense	Annualized Yield
Interest-earning:
Loans (1)	$16,224	$1,108	6.83%
Securities and other deposits	9,258	437	4.72
Other interest-earning assets(2)	5,717	170	2.97
Total interest-earning assets	$31,199	$1,715	5.50%

Interest-bearing liabilities:
Deposit accounts	$16,820	$467	2.78%
Other borrowings	3,173	80	2.52
Total Interest-bearing liabilities	$19,993	$547	2.74%

Net interest income		$1,168
Net interest margin			2.76%

	Month Ended December 31, 2007 Increase (Decrease) Due to
	Average Balance	Annualized Income/Expense	Annualized Yield
Interest-earning:
Loans (1)	$650	$54	8.31%
Securities and other deposits	1,004	51	5.08
Other interest-earning assets(2)	4,578	285	6.23
Total interest-earning assets	$6,232	$390	6.26%

Interest-bearing liabilities:
Deposit accounts	$1,920	$74	3.85%
Other borrowings	566	20	3.53
Total Interest-bearing liabilities	$2,486	$94	3.78%

Net interest income		$296
Net interest margin			2.48%

(1) Average loan balances include nonaccrual loans.

(2) Includes federal funds sold.

Weighted Average Yield or Rate:

	For the Years Ended December 31,
	2009	2008	2007
Interest-earning assets:
Loans, net	6.40%	6.83%	8.31%
Investment securities	4.09%	4.72%	5.08%
Other interest-earning assets	0.20%	2.97%	6.23%
All interest-earning assets	4.95%	5.50%	6.26%
Interest-bearing liabilities:
Deposit accounts	2.79%	2.78%	3.85%
Other borrowings	2.66%	2.52%	3.53%
All interest-bearing liabilities	2.77%	2.74%	3.78%
Interest-rate spread	2.74%	3.74%	4.75%
Net interest margin	2.18%	2.76%	2.48%

Change in Mix of Interest-Earning Assets and Interest-Bearing Deposits and Other Borrowings (dollars in thousands):

	At December 31,
	2009		2008		2007
		Percent		Percent		Percent
	Average	to	Average	to	Average	to
	Balance	Total	Balance	Total	Balance	Total
Interest-earning assets:
Loans, net	$37,070	63.53%	$16,224	52.00%	$650	10.43%
Investment securities	12,088	20.72	9,258	29.67	1,004	16.11
Other	9,191	15.75	5,717	18.33	4,578	73.46
Total interest-earning assets	$58,349	100.00%	$31,199	100.00%	$6,232	100.00%
Interest-bearing deposits	$40,739	76.40%	$16,820	65.13%	$1,920	57.38%
Noninterest-bearing deposits	7,025	13.17	5,831	22.58	860	25.70
Total deposits	47,764	89.57	22,651	87.71	2,780	83.08
Other borrowings	5,562	10.43	3,173	12.29	566	16.92
Total deposits and other borrowings	$53,326	100.00%	$25,824	100.00%	$3,346	100.00%

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

Currently the Company has not entered into any interest rate swaps or similar hedging instruments in connection with its asset/liability management and the Company does not expect to use interest rate swaps in its operations.  Further discussion on off-balance-sheet arrangements can be found in Note 11 of the Notes to Consolidated Financial Statements.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. The Company also did not have any significant interest rate lock commitments at December 31, 2009.

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

The following table sets forth certain information relating to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2009 that are estimated to mature or are scheduled to reprice within the period shown.

($ in thousands):
				Over
	Under 3	3 to 12	1-5	Five
	Months	Months	Years	Years	Total
Interest-earning assets:
Federal funds sold	$9,065	$9,065	$9,065	$9,065	$9,065
Loans (1)	22,777	28,697	46,646	49,216	49,216
Securities (2)	1,109	2,975	12,355	16,439	16,439
Total rate-sensitive assets (earning assets)	$32,951	$40,737	$68,066	$74,720	$74,720

Money market (3)
Savings and NOW deposits (3)	15,362	15,362	15,362	15,362	15,362
Time deposits (3)	12,566	37,120	39,212	39,212	39,212
Other borrowings	342	342	6,342	6,342	6,342
Total rate-sensitive liabilities	$28,270	$52,824	$60,916	$60,916	$60,916

Gap (repricing differences)
Cumulative Gap	$4,681	$(12,087)	$7,150	$13,804	$13,804

Cumulative Gap/total assets	5.89%	(15.22)%	9.00%	17.38%	17.38%

Cumulative Gap/total earning assets	6.26%	(16.18)%	9.57%	18.47%	18.47%

Total assets					$79,413

Total earning assets					$74,720

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

Impact of Inflation and Changing Prices

The financial statements and related financial data concerning the Company presented in this 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on the operations of the Company is reflected in increased operating costs.  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, changes in interest rates have a more significant impact on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices.  Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements

The financial statements of the Company at December 31, 2009 and for the year ended December 31, 2008 are set forth in this Form 10-K as Exhibit 13.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Company’s Certifying Accountant.

Previous Independent Accountants

On August 5, 2009 James D.A. Holley & Co. (“Holley & Co.”) resigned as the Company’s independent auditors.  Holley’s decision to resign was not recommended or approved by the Company’s board of directors or any committee thereof.  Holley resigned because the firm had elected to de-register with the Public Company Accounting Oversight Board (the “PCAOB”) in that the Company was its only client subject to certain Securities Exchange reporting requirements.

The reports of Holley & Co. on the Company’s consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles.

In connection with the audits of the Company’s financial statements for the past two fiscal years ended December 31, 2008 and in the subsequent interim periods, there were no disagreements with Holley & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to Holley & Co.’s satisfaction, would have caused Holley & Co. to make reference to the matter in their report. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

New Independent Accountants

On December 16, 2009, Hacker, Johnson & Smith, P.A. (“New Accountant”) was retained as the Company’s independent auditors.  Hacker, Johnson & Smith, P.A. is registered with the PCAOB, and is located in Tampa, Florida.

During the Company’s two most recent fiscal years and the subsequent interim period(s) prior to engaging the New Accountant, neither the Company nor anyone acting on behalf of the Company consulted the New Accountant regarding (i) either (a) the application of accounting principles to a specified transaction, either completed or proposed, or (b) the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in paragraph 304(A)(1)(v) of Regulation S-K). In addition, during the Company’s two most recent fiscal years and the subsequent interim period(s) prior to engaging the New Accountant, no written report was provided by the New Accountant to the Company and no oral advice was provided that the New Accountant concluded was an important factor considered by the Corporation in reaching a decision as to any accounting, auditing, or financial reporting issue.

Item 9A. Controls And Procedures

(a) Disclosure Controls and Procedures

The Company was not required to file an annual report with the Securities and Exchange Commission pursuant to section 13(a) or 15(d) of the Exchange Act for the prior fiscal year.  Therefore this annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly reporting companies.

(b)  Changes in internal controls.

The Company made no changes in its internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or which is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act

Directors of the Company and the Bank serve one-year terms and therefore stand for re-election each year.  There are no known family relationships between any of the director nominees.  Each of the following persons have been nominated to serve as directors of the Company for the fiscal year 2010.  Each of our directors satisfies the criteria for director independence under the listing standards applicable to companies listed on The Nasdaq.

Kathleen B. Atkins-Gunter.  Mrs. Atkins-Gunter is 64 years old, and lives in Tallahassee with her husband Bill Gunter. She has been President of Atkins Management & Consulting, Inc., Tallahassee, Florida since 1998. and is employed by Rogers, Gunter, Vaughn Insurance, Inc., Tallahassee, Florida as the Senior Consulting Specialist. Prior to forming Atkins Management & Consulting in 1998, she served as Chief Operating Officer of Gulf Atlantic Insurance Company, Gulf Premium Finance Company, and Gulf Atlantic Insurance Services, Inc., all of Tallahassee, Florida.  From 1970 to 1991 she was employed by Rogers-Atkins Insurance, Inc. serving as Executive Vice President of Operations.  She served on the Board of Directors of First Bank of Tallahassee from 1995 to 1999 and as Vice Chairman of the Board in 1999, She also served on the Regional Advisory Board of SouthTrust Bank, Tallahassee.  She currently serves as an officer, director or member of a number of local and statewide organizations, including the Florida State University Seminole Boosters Board of Directors, the Florida State University Athletics Committee, the Westcott Lakes At SouthWood Board of Directors, the Florida Association of Insurance Agents, The Florida House on Capitol Hill in Washington, D.C. Board of Directors, Normandy Harbor Insurance Company Board of Directors and the Florida Medical Malpractice Joint Underwriting Association Board of Directors.  Mrs. Atkins-Gunter’s career as a successful businesswoman, her experience and knowledge in the insurance business, her well recognized involvement in the Tallahassee community, her prior experience as a director of a local Tallahassee community bank and her leadership as a Director of ProBank has led the Board to conclude that she is valuable as a director and that she should continue to serve as a director of the Company.

Christopher E. Diamantis.  Mr. Diamantis is 41 years old and lives in Tallahassee with his wife and two children. He has served as Chairman and Chief Executive Officer of Integrated Financial Settlements, Inc. (“IFS”) since 1992. IFS generates more than $100 million in annual revenue. IFS is the holding company for four structured settlement consulting firms which collectively originate approximately $2.1 billion in annual sales representing approximately 32% of market share in the structured settlement industry. He also serves as a director of the Gabor Agency, Inc., a 62-year-old Tallahassee company specializing in retirement and insurance planning for public employers and universities. Mr. Diamantis graduated Cum Laude from Florida State University in 1990 with a B.S. degree in Finance. He is a Chartered Life Underwriter and a Certified Structured Settlement Consultant. He is a member of the Board of Governors of the FSU College of Business, a member of the Board of Directors and the Immediate Past President of the National Structured Settlements Trade Association. Mr. Diamantis’ career as a successful businessman, his experience and knowledge in the structured settlement business, his well recognized involvement in the retirement and insurance planning for public employers and universities sector, and his involvement with FSU College of Business has led the Board to conclude that he should continue to serve as a director of the Company.

Edward W. Dougherty, Jr.  Mr. Dougherty is 53 years old.  He has served a Chairman of the Audit Committees of Pro Bank and Pro Financial and a member of the Loan Committee for Pro Bank since its opening.  He has been a resident of Tallahassee for more than thirty years. He has been married to his wife, Audrey, for more than twenty five of those years and they have three children. Mr. Dougherty has been a shareholder in the Igler & Dougherty law firm located in Tallahassee, Florida since 1992. He has represented financial institutions in complex financial transactions and regulatory matters and in the litigation of those issues arising out of those complex transactions and matters in court and in the administrative forum. He graduated from the University of Notre Dame with a Bachelor of Arts degree in 1978 and from Florida State University College of Law with a Juris Doctor degree (with honors) in 1981. He has practiced law in Tallahassee since being admitted to the Florida Bar in 1982.  Mr. Dougherty’s professional legal experience, his experience dealing with financial institution matters, his service on the Board of the Company and the Bank, combined with his involvement in various community organizations led the Board to conclude that Mr. Dougherty should continue to serve as a director of the Company.

Javier I. Escobar, II, M.D. Dr.  Escobar, is 41 years old, and lives in Tallahassee with his wife and four children. He has been the Medical Director Emergency Services at Tallahassee Memorial Hospital and the TMH Chest Pain Center since 2003. Prior to that he was an attending physician at the Bixler Emergency Center at the Tallahassee Memorial Hospital from 1999 to 2003.  He is a Clinical Associate Professor at the Florida State University College of Medicine and the Medical Director of LifeNet Air Ambulance.  He currently serves on several medical boards and committees in the state. He graduated from The University of California at Los Angeles in 1991 with a B.S. degree and from the University of Connecticut School of Medicine in 1995. He interned and completed his residency in Emergency Medicine and fellowship in Pediatric Emergency Medicine at the University of Florida Shands/Jacksonville, Florida.  Dr. Escobar’s educational background, his service as the Medical Director of Emergency Services and the Chest pain Center, and his knowledge of and involvement in the medical community has led the Board to conclude that Dr. Escobar is valuable to ProBank as a director and should continue to serve as a director of the Company.

Michael W. Forsthoefel, M.D.  Dr.  Forsthoefel is 55 years old, and lives in Tallahassee with his wife Jana Forsthoefel, M.D. and their eight children.  He currently practices Internal Medicine with Southern Medical Group, P.A. where he has been a shareholder since 1983. He is Clinical Coordinator for the Internal Medicine Clerkship for the Florida State University College of Medicine, where he received the Class of 2006 Outstanding Clinical Professor Award. He is a former member and past chairman of the Tallahassee Memorial HealthCare Board of Directors. He graduated from the University of Louisville in 1975 with Highest Distinction, and with a Bachelor of Arts in Chemistry. He received his Doctorate of Medicine, and his Master’s of Science in Biochemistry from the University of Louisville, School of Medicine in 1979. He completed his residency in Internal Medicine at the VA Medical Center, Emory University Affiliated Hospitals in Atlanta, Georgia in 1982. He received his Diplomat, Internal Medicine from the American Board of Internal Medicine in 1982, and added Qualifications in Geriatric Medicine in 2000. He has been a member of the Rotary Club of Tallahassee since 1986, where he has co-chaired the Rotary Ethics and Business Award committee for the last ten years since its inception. He has also served on several boards and committees in the Tallahassee medical community. Dr. Forsthoefel’s educational background, his involvement with the University’s College of Medicine, his activities associated with Tallahassee Memorial HealthCare Board of Directors and his knowledge of and involvement in the community with many boards and committees in the Tallahassee medical community has led the Board to conclude that Dr. Forsthoefel is valuable to ProBank as a director and should continue to serve as a director of the Company.

Roger K. Hobbs. Mr. Hobbs is 41 years old and has lived in Tallahassee since 1993 with his wife Denise and son Trevor. He has served as President and COO of The Twin Action Group since moving to Tallahassee in 1993. Twin Action owns the Cabot Lodge at Thomasville Road and a large amount of commercial and residential property in Northeast Tallahassee. He also is the President and Owner of RK Development of Tallahassee, Inc., which has and continues to play a major role in the final developments of Killearn Lakes and Golden Eagle. He enjoys working hard in all his business ventures and vacationing when his time allows for it. He is a co-owner of Twin Action Realty, Inc., a Tallahassee area real estate brokerage firm.  Roger is extremely proud to be a Co-Founder and Chairman of ProBank as well as Vice Chairman of Pro Financial Holdings, Inc.  He is a current member of the Board of Directors of Seminole Boosters, Inc., and graduated from The University of Utah with a B.S. Degree in Economics in 1991.  Mr. Hobbs’ career as a successful businessman, his experience and knowledge in the real estate business, his well recognized involvement in the Tallahassee community and his leadership as a Director of ProBank has led the Board to conclude that he is valuable as a director of the Bank and that he should continue to serve as a director of the Company.

Joseph P. Jones  Mr. Jones is 41 years old and lives with his wife and son in Tallahassee. He is a Partner in the statewide law firm of Broad and Cassel and is a member of the firm’s real estate development and finance, banking and institutional lending, and special assets practice groups. Since joining Broad and Cassel, Mr. Jones has practiced in the areas of commercial real estate development and finance, securitized financing, institutional lending, commercial leasing, real property acquisitions and dispositions and condominium development. Mr. Jones represents local, regional and national developers of office, multifamily, commercial, condominium, retail and residential projects in transactions, development projects and complex financing.  In addition, Mr. Jones also represents clients in portfolio and scattered site sales involving defeasance, assumption, corporate acquisition and debt restructuring issues involving takeovers, foreclosures and workouts. Prior to joining Broad and Cassel, Mr. Jones worked as a deputy sheriff and served in the United States Marine Corps. In his spare time, Mr. Jones is enjoys spending time with his family, is active in his church and coaches youth athletics.  Mr. Jones’ professional legal experience, his experience dealing with financial institution matters, his service on the Board of the Company and the Bank, combined with his involvement in various community organizations led the Board to conclude that Mr. Jones should continue to serve as a director of the Company.

Allen R. Moayad. Mr. Moayad is 47 years old and was born in Tehran, Iran. He lives in Tallahassee with his wife Patricia and their two children. Mr. Moayad left Iran when he was 12 years old to study in England. After attending boarding schools in England and graduating from Shiplake College Henley-On Thames, he came to the United States in 1981 to visit family, and decided to stay in Tallahassee to continue his education. He graduated from Tallahassee Community College with an AA degree in 1983 and from Florida State University in 1985 with a BS degree in communications. He graduated from the Thomas M. Cooley Law School, in 1989 with a Juris Doctor degree and was admitted to the Florida Bar in 1990. Mr. Moayad practiced law full time in Tallahassee from 1990 until 2002, when he elected to take sabbatical and attend to family and other personal business, which includes both real estate investments and international trading activities in the middle east. In September 2005 he formed the Genesis International Group, LLC of which he currently serves as President. He has maintained an “of counsel” relationship with the law firm of Igler & Dougherty, P.A. since June 2006.  Mr. Moayad’s career as a successful lawyer, importer, and businessman, his experience and knowledge in the real estate business, his involvement in the Tallahassee sports community and his leadership as a Director of ProBank has led the Board to conclude that he is valuable as a director and that he should continue to serve as a director of the Company.

Anuj “AJ” Patel   Mr. Patel is 27 years old and is a native of Tallahassee.  He is the Chief Executive Officer of the PAT Group of Companies. The company manufactures tobacco products in 3 countries; imports and manufactures marble and granite for commercial use; and exports agricultural products, such as teakwood, from South America to the Middle East.  Also, he and his family are in the hospitality industry and own various full-service hotels in FL, NY and NJ.  He is a part of a strong business network in the North Florida and South Georgia regions.  He graduated from the University of Florida in 2003, with a B.S. Degree in Accounting.  He has served on the ProBank Business Advisory Board since it inception, and serves on various charitable organization boards.  Mr. Patel’s career as a successful businessman, his experience and knowledge in the various companies with which he is associated, and his involvement in the Tallahassee community has led the Board to conclude that he is valuable as a director and that he should continue to serve as a director of the Company.

Peter S. Rosen. Mr. Rosen is 41 years old and has lived in Tallahassee since 1986. He has owned and operated Benchmark Construction Company since 1989. During that time the company built more than 100 homes ranging in price from $100,000 to $1.5 Million, as well as built and or renovated over 1,000,000 sq. ft. of commercial office space. He formed Cornerstone Realty in 1994 and currently serves as President and Broker of the company. He is currently the owner and developer of nine Tallahassee apartment and/or shopping center properties with a total value in excess of $75 Million. He was an organizing board member of ProBank and Pro Financial Holding Company.  He is a Florida Certified Building Contractor and a Licensed Florida Real Estate Broker. He graduated from Florida State University in 1990 with a Bachelor of Science degree with a major in Real Estate and Business Administration and a minor in Finance. Mr. Rosen’s career as a successful businessman, his experience and knowledge in the real estate business, his well recognized involvement in the Tallahassee community and his leadership as a Director of ProBank has led the Board to conclude that he is valuable as a director and that he should continue to serve as a director of the Company.

James S. Sauls. Mr.  Sauls is 41 years old and lives in Tallahassee with his wife Shannon and their two children. Mr. Sauls is a native of Tallahassee. He has served as the Managing Member of Benchmark Asset Management, LLC., d.b.a. Benchmark Property Management, LLC since July 2003.  He previously served as a Managing Member of Benchmark Property Management, LLC from May 1999 to July 2003. He served as Vice-President and Chief Operating Officer of Coastal Property Services, Inc. in Tallahassee from 1990 to 1998.  He is currently the Managing Member of SHS Maintenance, LLC, SHS Realty, LLC, and SHS Management, LLC.  The main purpose of these companies is the operation of multi-family housing and real estate sales in Tallahassee, Florida.  In addition, he is an owner and developer of several multi-family and other real estate projects located in the Tallahassee area. He graduated from Florida State University in 1994 with a B.S. degree in Accounting. He is a Florida Real Estate Broker, and he received his Community Association Managers License from the Florida Department of Professional Regulation in 2005.  Mr. Sauls career as a successful businessman, his experience and knowledge in the real estate business, his well recognized involvement in the Tallahassee community and his leadership as a Director of ProBank has led the Board to conclude that he is valuable as a director and that he should continue serve as a director of the Company.

           Josh R.  Simmons, M.D.  Dr. Simmons is 35 years old, and lives in Tallahassee, where he was born, with his wife Dr. Kate Simmons, M.D. and two children. He has been employed by Bixler Emergency Center as an Emergency Medicine Physician at Tallahassee Memorial Hospital since 2004, following the completion of his residency in Emergency Medicine at the Carolinas Medical Center. He also serves as a Clinical Professor of Emergency Medicine at the Florida State University College of Medicine. He graduated from Stanford University with a B.S. Degree in 1997 and the University of Virginia School of Medicine in 2001. Dr. Simmons’ educational background, his connection to the Tallahassee and surrounding area’s medical community and the University’s College of Medicine has led the Board to conclude that Dr. Simmons is valuable to ProBank as a director and should continue serve as a director of the Company.

Ernest Sims, III. Mr. Sims is 24 years old and is a resident of Tallahassee.  He has served on our Board of Directors since April 2008. He is a strong-side linebacker for the Detroit Lions. Mr. Sims attended North Florida Christian High School in Tallahassee, beginning his football career there by earning a varsity letter on the high school football team while only in the eighth grade. He led his team to four state championships from 1998-2001. Coming out of North Florida Christian High School Sims was considered by most college football publications to be one of the best high school football players, and the best linebacker, in the country. Rivals.com, a high school football recruiting service named Sims the number one overall high school football player in the country ahead of Reggie Bush. Sims chose to play for Florida State over Auburn, Florida, Georgia, Miami, Michigan, Oklahoma, Oregon, Tennessee, and Southern California. In 2003, as a true freshman at Florida State, Sims played in every single game. He finished ninth on the team in tackles and was one of the team’s top special team’s performers. In 2004, his sophomore year, Sims played in all 12 games. In 2004, Sims was named to the second All-ACC team and ESPN named Sims to their first team All-American team. Sims' had a productive junior year season, starting all 13 games, including the Orange Bowl. In January of 2006, Sims announced that he would forgo his senior season in lieu of entering the professional football draft. Sims was selected as ninth overall in the first round of the 2006 NFL Draft by the Detroit Lions.  Mr. Simms connection to Florida State University and his connection to members of the National Football League who attended FSU, as well as his involvement with various local sports activities has led the Board to conclude that Mr. Simms should continue to serve as a director of the Company.

David L. Tedrick, M.D.  Dr. Tedrick is 63 years old, and lives in Tallahassee with his wife Margaret Tedrick.  They have two children; Daniel age 34, a corporate attorney in Charlotte and Jessica age 31, a homemaker in Jupiter Florida.  They also have three grandchildren.  His undergraduate degree is from Ohio University where he was elected to Phi Beta Kappa and Phi Kappa Psi honorary societies and was on the golf team for 3 years.  He attended medical school at the University of Cincinnati College of Medicine and was elected to the Alpha Omega Alpha honorary society.  Following that, he was at Emory University as an intern and resident in internal medicine, followed by a fellowship in cardiology.  He has been a practicing cardiologist in Tallahassee since 1977 and is practices with Southern Medical Group.  He is a diplomat of the American Boards of Internal Medicine, Cardiovascular Diseases, and Interventional Cardiology.  He also is a fellow of the American College of cardiology.  He currently practices interventional Cardiology and is a member of the Tallahassee Research Institute, currently involved in multiple clinical cardiovascular research trials.  Dr. Tedrick’s educational background, his connection to the Tallahassee and surrounding area’s medical community has led the Board to conclude that Dr. Tedrick is a valuable asset and should continue to serve as a director of the Company.

M. Stephen Turner.  Mr. Turner is 68 years old, and lives with his wife in Tallahassee.  He is the Managing Partner in the Tallahassee office of Broad and Cassel and has served on the Firm’s Executive Committee for 20 years. He serves on the Firm’s Appellate Practice and Governmental Relations Practice Groups. He graduated from Duke University in 1963 and from the University of Florida, College of Law in 1965. Before entering private practice, Mr. Turner served as a federal district court law clerk, an Air Force JAG officer, a Florida Special Assistant Attorney General, and an agency general counsel. Since entering private practice in 1972, Mr. Turner has represented corporate and local clients in state and federal trial courts, administrative proceedings, appellate courts, and arbitrations, and is a Master member of the Stafford American Inns of Court and the First District Court of Appeal Inns of Court. As appellate counsel, Mr. Turner has made numerous appearances before the Florida Supreme Court, Florida’s District Courts of Appeal, and the Eleventh Circuit U.S. Court of Appeals.  Mr. Turner’s professional legal experience, his experience through service on the Board of the Company and Bank combined with his involvement in various community organizations led the Board to conclude that Mr. Turner is valuable to ProBank as a director and should continue to serve as a director of the Company.

           Stephen R. Winn.  Mr. Winn is 63 years old and lives in Tallahassee with his wife. He has three children and six grandchildren. He currently serves as Executive Director of the Florida Osteopathic Medical Association, a position he has held since 1984. He is President of Stephen R. Winn & Associates, a Tallahassee-based governmental and public relations company. He currently serves as a legislative and governmental consultant to the Florida Society of Hearing & Healthcare Professionals, GlaxoSmithKline Pharmaceutical Company, KeProSouth, and University Community Health Systems. He is a member of the Florida Health Insurance Study Advisory Council, the Republican Presidential Task Force, the Board of Governors for the Florida Medical Malpractice Joint Underwriting Association, the American Osteopathic Association and the Association of Osteopathic State Executive Directors. He is also a member of the University Club, FSU Golden Chiefs, and the FSU Alumni Association. He was one of the founding members of the First Bank of Tallahassee, and served as Chairman of the Board of Directors from 1993-1994. He is a Past Chairman of the Board of Directors of the Tallahassee Community College Foundation. He graduated from Florida State University in 1967 with a B.S. Degree in Hotel and Restaurant Management. He served in the U.S. Army as a First Lieutenant.  Mr. Winn’s professional experience, his years of banking experience through service on the Boards of other financial institutions, as well as the Company and ProBank, combined with his involvement in various community organizations led the Board to conclude that Mr. Wiinn is a valuable asset to ProBank as a director and he should continue to serve as a director of the Company.

Non-Director Executive Officer

B. Bryan Robinson. Mr. Robinson is 54 years old, and lives in Tallahassee with his youngest son Brody. Mr. Robinson has served in various positions in the banking industry during the past 30 years and from 2005 to 2006 he served as Senior Vice President and Chief Financial Officer of First Capital Bank in Marianna, Florida.  Prior to that, he served as Executive Vice President and Chief Financial Officer of Premier Bank in Tallahassee, Florida from 1995 to 2005. He currently serves as the President and Chief Executive Officer of Pro Financial Holdings, Inc. as well as the President and Chief Executive Officer of ProBank. He is a graduate of Florida State University and holds a Bachelor of Science degree with a major in Accounting.  He also received his Masters Degree in Banking from the LSU Masters School of Banking in November 2004.  He has been a past member of the Tallahassee Builders Association and the Tallahassee Lions Club. Currently he is a member of the Tallahassee Elks Club, NEBA the North East Business Association in Tallahassee and the Chamber of Commerce of Tallahassee.

Erin B. Sjostrom. Mrs. Sjostrom is 44 years old, and lives in Tallahassee with her husband and two sons. She has been in the banking and the financial services fields for 17 years. Her experience has ranged from commercial and corporate lending to Credit Administration and Risk Management. She currently serves as the Executive Vice President for ProBank as the Senior Lender and Credit Administrator, where she is responsible for all aspects of lending and asset quality within the Bank. She previously served as the Director of the Florida Retirement System in the Department of Management Services, where she was responsible for the administration of the $100 billion trust fund and the fourth largest public pension plan in the United States. She earned her bachelor’s degree in management with a concentration in finance from Tulane University. She has been appointed by both Governors Jeb Bush and Charlie Crist for terms on the Florida Prepaid College Board, where she served until June 30, 2009.  She is also a member of Leadership Tallahassee and Sunrise Rotary.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company does not have securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.  Therefore its directors, officers and beneficial owners of 10% or more of the Company’s securities were not required to file Section 16(a) forms.

Code of Ethics

The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer, a copy of which is included with this Form 10-K as Exhibit 14.1.

Director Independence

The Board of Directors has determined that each member of the Board is an “independent director” within the meaning of the Nasdaq Marketplace Rule 4200(a)(15).

Nominating Committee

The Board of Directors as a whole serves as the Nominating Committee.  The Board has not adopted any procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Financial Expert

The Company does not have an audit committee financial expert serving on its Audit Committee.

Item 11.  Executive Compensation

2009 Summary Compensation Table

Name and				Option	All Other(1)
Principal Position	Year	Salary	Bonus	Awards	Compensation	Total

B. Bryan Robinson	2009	$130,000	-0-	None	$14,966	$143,966
Pro Financial/Bank	2008	$129,808	-0-	$59,000	$16,737	$205,545
CEO/President	2007	$120,069	-0-	None	$18,359	$138,428

Erin B. Sjostrom (2)	2009	$115,000	-0-	None	$14,966	$129,967
Pro Financial/ Bank EVP	2008	$114,231	-0-	$23,600	$19,119	$156,950
	2007	$88,846	-0-	None	$14,587	$103,433

(1)  Includes club dues, health and dental insurance, and car allowance.

(2)  Mrs. Sjostrom joined Pro Financial and the Bank organizers in March, 2007, therefore the compensation reported is only for a portion of 2007.

Outstanding Equity Awards at 2009 Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
B. Bryan Robinson	10,000	15,000	—	$10.00	10/16/18
Erin B. Sjostrom	5,000	5,000	—	$10.00	10/16/18

There are no Stock Awards outstanding.

Director Compensation

The Company did not pay its directors any cash or other compensation or grant stock options to directors during the 2009 fiscal year, except that Director Joseph Jones was granted an option to purchase common stock shares which option was valued at $13,920.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Name	Number of Shares(1)	Right to Acquire(2)	Percent of Ownership(3)

Kathleen B. Atkins-Gunter	5,500	13,500	1.36
Christopher E. Diamantis	40,000	41,000	5.70
Edward W. Dougherty, Jr.	23,000	31,000	3.83
Javier I. Escobar, II M.D.	51,000	59,000	7.65
Michael W. Forsthoefel, M.D.	22,500	25,500	3.42
Roger K. Hobbs	25,000	35,000	4.24
Allen R. Moayad	34,267	42,267	5.38
Joseph P. Jones	11,300	19,300	2.19
Anuj P. Patel	25,000	25,000	3.56
B. Bryan Robinson	10,000	35,000	3.18
Peter S. Rosen	45,840	55,840	7.08
James S. Sauls	50,000	58,000	7.51
Erin Sjostrom	3,250	39,500	3.01
Joshua R. Simmons, M.D.	31,500	26,000	4.09
Ernest Sims, III	25,000	25,000	3.56
David L. Tedrick, M.D.	25,000	28,000	3.77
M. Stephen Turner	20,000	12,012	2.30
Steven Winn	20,454	11,750	2.32
Total (18 people)	468,611	582,669	53.58%

(1) Includes shares for which the named person:

•	Has sole voting and investment power;

•	Has shared voting and investment power; or

•	Holds in an IRA or other retirement plan.

(2) Includes warrants issued in the initial stock offering and stock options which may be exercised within 90 days of December 31, 2009.

(3) Based on 1,379,566 shares outstanding and only the listed beneficial owner exercising his or her warrants and/or options.

[Intentionally left blank]

Item 13. Certain Relationships and Related Transactions and Director Independence

The Bank had the following outstanding loans to Pro Financial’s and the Bank’s directors and executive officers in amounts in excess of $60,000 in the aggregate for each director or executive officer:

Borrower	Date Matures	Largest Amount in 2009	Amount Outstanding 12/31/2009	Loan Type	Interest Rate
AFN Mahan, LLC(1)	6/26/2010	$299,981	$299,981	Coml	P+1, fl 6.25%
Forsthoefel and Williams	10/6/2011	$10,978	$7,221	Coml Term	P, fl 6.0%
Michael and Jana Forsthoefel	9/13/2010	$100,438	$100,406	PLOC	P, fl 6.0%
	Total	$411,397	$407,608

Aerie Holdings, LLC(2)	10/3/2010	$100,000	$100,000	Coml LOC	5.92%
Waterbrook, LLC(2)	10/6/2014	$562,500	$138,750	Coml	6.5%
Waterbrook, LLC(2)	5/6/2010	$448,000	$348,470	Construction	P+!, fl 6.25%
	Total	$1,110,500	$587,220

Villa Lucia LLC(3)	3/7/2010	$125,000	$124,521	Coml LOC	P, fl 6.0%
James Sauls	3/7/2010	$45,103	$0	PLOC	P, fl 6.0%
	Total	$170,103	$124,521

Ernie Sims, III	7/2/2014	$139,900	$129,995	Cons Term	7%

Fat Orange Cat LLC(4)	12/27/2010	$171,748	$170,398	Coml LOC	MMA+2%

Javier Escobar	3/14/2010	$55,049	$55,049	PLOC	P, fl 6.0%
JEM Properties(5)	3/14/2010	$129,211	$69,211	Coml LOC	P, fl 6.5%
	Total	$184,260	$124,259

Josh and Kate Simmons	11/10/2018	$140,857	$137,483	HELOC	P, fl 6.0%
Josh Simmons	7/9/2010	$75,199	$50,763	PLOC	P, fl 6.0%
	Total	$216,056	$188,247

Peter Rosen	4/25/2010	$99,605	$99,526	PLOC	P, fl 6.0%
Peter Rosen	10/31/2013	$25,860	$21,915	Cons Term	7%
	Total	$125,465	$121,441

(1)  Dr. Forsthoefel
(2)  Mr. Hobbs
(3)  Mr. Sauls
(4)  Mr. Turner
(5)  Dr. Escobar

Item 14. Principal Accounting Fees and Services

James D.A. Holley & Co. P.A., audited the Company’s financial statements from inception to December 31, 2006 and for the fiscal year ended December 31, 2007.  They also performed the reviews for the quarters ended June 30, and September 30, 2007 as well as for the fiscal year ended December 31, 2008.  Hacker, Johnson, Smith P.A., audited the Company’s financial statements for the fiscal year ended December 31, 2009.

Fees related to services performed by James D.A. Holley & Co. in 2008 and 2007 were as follows:

	2009	2008	2007
Audit Fees (1)	$27,500	$22,000	$7,355
Audit-Related Fees	-0-	-0-	-0-
Tax Fees (2)	3,000	3,000	-0-
Total	$30,500	$25,000	$7,355

Fees related to services performed by Hacker, Johnson, Smith PA in 2009 were as follows: (3)

2009
Audit Fees (1)	-0-
Audit-Related Fees	-0-
Tax Fees (2)	-0-
Total	$-0-

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.  The Audit Committee must pre-approve audit related and non-audit services not prohibited by law to be performed by the Companies independent auditors.  The Audit Committee pre-approved all audit related and non-audit services in 2008 and 2009.

The Audit Committee has reviewed Pro Financial’s audited financial statements as of, and for, the fiscal years ended December 31, 2008 and 2009, and met with management to discuss those financial statements. Management has represented to the Audit Committee that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

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

The Pro Financial Audit Committee has received from Hacker, Johnson & Smith, P.A. the written disclosure and the letter required by Independence Standards Board Standard No. I (Independence Discussions with Audit Committees). These items relate to the auditing firm's independence from Pro Financial and the Bank. The Chairman of Pro Financial's Audit Committee was advised by Hacker Johnson & Smith that there were no matters required to be discussed by the Statement on Auditing Standards No. 114 at present and this information was presented to the Audit Committee. (Communication with Audit Committees).

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that Pro Financial’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2008 and 2009, and filed with the Securities and Exchange Commission.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

(3)	There were no audit fees billed or accrued for Hacker, Johnson & Smith during 2009. Such fees were billed and paid in 2010.

Item 15. Exhibits

Exhibits marked with an (a) were filed with the Form SB-2 filed with the Securities and Exchange Commission March 9, 2007 File No. 333-141191.  Exhibits marked with an (b) were filed with Amendment No. 2 to Form S-1 (formerly Form SB-2) filed with the Securities and Exchange Commission September 16, 2009

(a)	3.1	Articles of Incorporation

(a)	3.2	Bylaws

(a)	4.1	Specimen Common Stock Certificate

(a)	4.2	Warrant Plan

(a)	4.3	Warrant Certificates

(a)	10.1	Employment Agreement with B. Bryan Robinson

(a)	10.2	Employee Stock Option Plan

(a)	10.3	Director Stock Option Plan

(a)	10.4	Lease for Main Office

(a)	10.5	Escrow Agreement

(b)	10.6	Employment Agreement with Erin B. Sjostrom

	13.1	Financial Statements

	14.1	Code of Ethics

(a)	21.1	Schedule of Subsidiaries

	31.1	Certification of Chief Executive and Principal Accounting Officer required by Rule 13a- 14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tallahassee, State of Florida, on the 13th day of April, 2010.

PRO FINANCIAL HOLDING, INC.

/s/ B. Bryan Robinson
B. Bryan Robinson
President and Chief Executive and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities on April 13th, 2010.

Signature

/s/ Stephen R. Winn	Chairman & Director
Stephen R. Winn

Director
Christopher E. Diamantis

/s/ Edward W. Dougherty Jr.	Director
Edward W. Dougherty, Jr.

/s/ Kathleen B. Atkins-Gunter	Director
Kathleen B. Atkins-Gunter

Director
Javier I. Escobar, II MD

/s/ Michael W. Forsthoefel, MD	Director
Michael W. Forsthoefel, MD

/s/ Roger K. Hobbs	Director
Roger K. Hobbs

Director
Joseph P. Jones

/s/ Allen R. Moayad	Director
Allen R. Moayad

/s/ Anuj P. Patel	Director
Anuj P. Patel

/s/ Peter S. Rosen	Director
Peter S. Rosen

Director
James S. Sauls

/s/ Joshua R. Simmons, MD	Director
Joshua R. Simmons, MD

Director
Ernest Sims, III

Director
David L. Tedrick, M.D.

Director
M. Stephen Turner

Pro Financial Services, Inc.
Form 10-K
For Fiscal Year Ending December 31, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit
13.1	Financial Statements

14.1	Code of Ethics

21.1	Schedule of Subsidiaries

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.